Form 10-Q
period 1995-06-30
PARKER & PARSLEY 82 I LTD
filed 1995-08-09
CIK 714909

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON,  D. C.   20549

                             FORM 10-Q

  /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1995, or

  / /    Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the transition period from _______ to _______

                    Commission File No. 2-75530A

                     PARKER & PARSLEY 82-1, LTD.
       (Exact name of Registrant as specified in its charter)

             Texas                              75-1825545
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)           Identification Number)

        303 West Wall, Suite 101,
             Midland, Texas                        79701
(Address of principal executive offices)         (Zip code)

Registrant's Telephone Number, including area code: (915)683-4768

                           Not applicable
           (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    /x/    No   / /

                        Page 1 of 14 pages.
                      There are no exhibits.

                      PARKER & PARSLEY 82-I, LTD.
                     (A Texas Limited Partnership)
                    PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

                             BALANCE SHEETS
                                         June 30,     December 31,
                                           1995          1994
                                       ------------   ------------
                                       (Unaudited)
              ASSETS
Current assets:
 Cash and cash equivalents, including
  interest bearing deposits of
  $103,011 at June 30 and $101,323
  at December 31                       $    103,261   $    101,573
Accounts receivable - oil and gas sales      63,664         67,204
                                        -----------    -----------
     Total current assets                   166,925        168,777

Oil and gas properties - at cost, based
 on the successful efforts accounting
 method                                  10,409,216     10,496,709
  Accumulated depletion                  (8,880,628)    (8,879,212)
                                        -----------    -----------
     Net oil and gas properties           1,528,588      1,617,497
                                        -----------    -----------
                                       $  1,695,513   $  1,786,274
                                        ===========    ===========
   LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Accounts payable - affiliate          $     34,123   $     21,635
Partners' capital:
 Limited partners (4,891 interests)       1,388,924      1,478,510
 General partners                           272,466        286,129
                                        -----------    -----------
                                          1,661,390      1,764,639
                                        -----------    -----------
                                       $  1,695,513   $  1,786,274
                                        ===========    ===========

   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                        PARKER & PARSLEY 82-I, LTD.
                       (A Texas Limited Partnership)
                         STATEMENTS OF OPERATIONS
                                (Unaudited)


                          Three months ended        Six months ended
                               June 30,                  June 30,
                          1995         1994         1995         1994
                       ----------   ----------   ----------   ----------
Revenues:
 Oil and gas sales     $  166,485   $  166,701   $  338,255   $  304,219
 Interest income            1,652          678        2,973        1,165
 Salvage income from
  equipment disposals          -            -            -           282
                        ---------    ---------    ---------    ---------
     Total revenues       168,137      167,379      341,228      305,666

Costs and expenses:
 Production costs          92,839       97,551      196,074      213,867
 General and admin-
  istrative expenses        2,664        5,013        8,576       11,616
 Depletion                 44,252       29,014       88,909       63,389
 Loss on sale of asset        249           -           249           -
                        ---------    ---------    ---------    ---------
     Total costs and
      expenses            140,004      131,578      293,808      288,872
                        ---------    ---------    ---------    ---------
Net income             $   28,133   $   35,801   $   47,420   $   16,794
                        =========    =========    =========    =========
Allocation of net income:
 General partners      $   13,671   $   13,304   $   25,192   $   13,666
                        =========    =========    =========    =========
 Limited partners      $   14,462   $   22,497   $   22,228   $    3,128
                        =========    =========    =========    =========
Net income per limited
 partnership interest  $     2.95   $     4.60   $     4.54   $      .64
                        =========    =========    =========    =========
Distributions per limited
 partnership interest  $    12.07   $     7.07   $    22.86   $    13.10
                        =========    =========    =========    =========

      The financial information included herein has been prepared by management without audit by independent public accountants.

      The accompanying notes are an integral part of these statements.

                     PARKER & PARSLEY 82-I, LTD.
                    (A Texas Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL
                             (Unaudited)



                               General       Limited
                               partners      partners       Total
                              ----------    ----------    ----------


Balance at January 1, 1994   $   296,609   $ 1,578,082   $ 1,874,691

Distributions                    (19,603)      (64,067)      (83,670)

Net income                        13,666         3,128        16,794
                              ----------    ----------    ----------
Balance at June 30, 1994     $   290,672   $ 1,517,143   $ 1,807,815
                              ==========    ==========    ==========


Balance at January 1, 1995   $   286,129   $ 1,478,510   $ 1,764,639

Distributions                    (38,855)     (111,814)     (150,669)

Net income                        25,192        22,228        47,420
                              ----------    ----------    ----------
Balance at June 30, 1995     $   272,466   $ 1,388,924   $ 1,661,390
                              ==========    ==========    ==========











    The financial information included herein has been prepared by management without audit by independent public accountants.

    The accompanying notes are an integral part of these statements.

                    PARKER & PARSLEY 82-I, LTD.
                   (A Texas Limited Partnership)

                     STATEMENTS OF CASH FLOWS
                            (Unaudited)


                                                Six months ended
                                                    June 30,
                                               1995          1994
                                            ----------    ----------
Cash flows from operating activities:

 Net income                                $    47,420   $    16,794
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depletion                                    88,909        63,389
   Proceeds from salvage income from
    equipment disposals                             -           (282)
   Loss on sale of asset                           249            -
Changes in assets and liabilities:
 (Increase) decrease in accounts receivable      3,540        (8,054)
 Increase in accounts payable                   12,239        22,210
                                            ----------    ----------
     Net cash provided by operating
      activities                               152,357        94,057

Cash flows from financing activities:

 Cash distributions to partners               (150,669)      (83,670)
                                            ----------    ----------
Net increase in cash and cash equivalents        1,688        10,387
Cash and cash equivalents at beginning
 of period                                     101,573        75,897
                                            ----------    ----------
Cash and cash equivalents at end
 of period                                 $   103,261   $    86,284
                                            ==========    ==========




   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                      PARKER & PARSLEY 82-I, LTD.
                     (A Texas Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS
                             June 30, 1995
                              (Unaudited)


NOTE 1.

In the opinion of management, the unaudited financial statements as of June 30, 1995 of Parker & Parsley 82-I, Ltd. (the "Registrant") include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, the results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results for the full year ending December 31, 1995.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

NOTE 2.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from the managing general partner, Parker & Parsley Development L.P. ("PPDLP") (see Item 2). The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. PPDLP received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $359,173, or $73.44 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial is currently scheduled for April 1996 and, assuming a successful defense, upon payment of the costs associated with the litigation, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

The Registrant was formed June 1, 1982. The Registrant consisted of two general partners at December 31, 1994, Parker & Parsley Development Company ("PPDC") and P&P Employees 82-I, Ltd. ("EMPL"), a Texas limited partnership whose general partner was PPDC, and 630 limited partners.
On January 1, 1995, PPDLP, a Texas limited partnership, became the managing general partner of the Registrant and EMPL, by acquiring the rights and assuming the obligations of PPDC. PPDC was merged into PPDLP on January 1, 1995. PPDLP's co-general partner is EMPL. PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar L.P., which survived the merger with a change of name to PPDLP. The sole general partner of PPDLP is Parker & Parsley Petroleum USA, Inc. PPDLP has the power and authority to manage, control and administer all Registrant affairs. The limited partners contributed $9,782,000 representing 4,891 interests ($2,000 per interest).

Since its formation, the Registrant invested $11,924,215 in various prospects that were drilled in Texas and New Mexico. At June 30, 1995, the Registrant had 26 producing oil and gas wells, six wells were dry from previous periods, one well was plugged and abandoned in 1993 due to unprofitable operations and one well was sold in 1995.

Results of Operations

Six months ended June 30, 1995 compared with six months ended
  June 30, 1994

Revenues:

The Registrant's oil and gas revenues increased to $338,255 from $304,219 for the six months ended June 30, 1995 and 1994, respectively, an increase of 11%. The increase in revenues resulted from increases in the average price received per barrel of oil and mcf of gas, offset by a 2% decrease in barrels of oil produced and sold and an 8% decrease in mcf of gas produced and sold. For the six months ended June 30, 1995, 13,530 barrels of oil were sold compared to 13,810 for the same period in 1994, a decrease of 280 barrels. For the six months ended June 30, 1995, 51,345 mcf of gas were sold compared to 55,885 for the same period in 1994, a decrease of 4,540 mcf. The volume decreases were primarily due to the decline characteristics of the Registrant's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.58 from $15.10 for the six months ended June 30, 1994 to $17.68 for the same period in 1995 while the average price received per mcf of gas increased from $1.71 during the six months ended June 30, 1994 to $1.93 in 1995. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1995.

Costs and Expenses:

Total costs and expenses increased to $293,808 for the six months ended June 30, 1995 as compared to $288,872 for the same period in 1994, an increase of $4,936, or 2%. This increase was due to increases in depletion and loss on sale of asset, offset by a decrease in production costs and general and administrative expenses ("G&A").

Production costs were $196,074 for the six months ended June 30, 1995 and $213,867 for the same period in 1994 resulting in a $17,793 decrease, or 8%. The decrease primarily consisted of lower well repair and maintenance costs and a decline in ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 26% from $11,616 for the six months ended June 30, 1994 to $8,576 for the same period in 1995.

Depletion was $88,909 for the six months ended June 30, 1995 compared to $63,389 for the same period in 1994. This represented an increase in depletion of $25,520, or 40%. Depletion was calculated on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil, and using oil prices in effect at the end of the respective quarter. Oil production decreased 280 barrels for the six months ended June 30, 1995 from the same period in 1994. Depletion expense for the six months ended June 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.30 per barrel. Comparatively, depletion expense for the three months ended June 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.22 per barrel while depletion expense for the three months ended March 31, 1994 was calculated based on reserves computed utilizing an oil price of $12.73 per barrel.

A loss of $249 from the sale of one fully depleted property was recognized during the six months ended June 30, 1995, reflecting reimbursement of revenues received after the effective date of sale.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from the managing general partner. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $359,173, or $73.44 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial is currently scheduled for April 1996 and, assuming a successful defense, upon payment of the costs associated with the litigation, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

Three months ended June 30, 1995 compared with three months ended
  June 30, 1994

Revenues:

The Registrant's oil and gas revenues decreased to $166,485 from $166,701 for the three months ended June 30, 1995 and 1994, respectively. The decrease in revenues resulted from a slight decrease in the barrels of oil, a 14% decrease in the mcf of gas produced and sold and a decline in the average price received per mcf of gas, offset by an increase in the average price received per barrel of oil. For the three months ended June 30, 1995, 6,874 barrels of oil were sold compared to 6,923 for the same period in 1994, a decrease of 49 barrels. For the three months ended June 30, 1995, 29,952 mcf of gas were sold compared to 30,121 for the same period in 1994, a decrease of 169 mcf. The decreases were primarily due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $1.38 from $16.73 for the three months ended June 30, 1994 to $18.11 for the three months ended June 30, 1995, while the average price received per mcf of gas decreased slightly from $1.69 to $1.62 for the three months ended June 30, 1995 and 1994, respectively.

Costs and Expenses:

Total costs and expenses increased to $140,004 for the three months ended June 30, 1995 as compared to $131,578 for the three months ended

June 30, 1994, an increase of $8,426, or 6%. This increase was due to increases in depletion and loss on sale of asset, offset by declines in production costs and G&A.

Production costs were $92,839 for the three months ended June 30, 1995 and $97,551 for the same period in 1994 resulting in a $4,712 decrease, or 5%. This decrease primarily consisted of a 4% decline due to lower ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 47% from $5,013 for the three months ended June 30, 1994 to $2,664 for the same period in 1995.

Depletion was $44,252 for the three months ended June 30, 1995 compared to $29,014 for the same period in 1994. This represented an increase in depletion of $15,238, or 53%. Depletion was calculated on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil, and using oil prices in effect at the end of the respective quarter. Oil production decreased 49 barrels for the three months ended June 30, 1995 from the same period in 1994. Depletion expense for the three months ended June 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.30 per barrel. Comparatively, depletion expense for the three months ended June 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.22 per barrel.

A loss of $249 from the sale of one fully depleted property was recognized during the three months ended June 30, 1995, reflecting reimbursement of revenues received after the effective date of sale.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased to $152,357 during the six months ended June 30, 1995, a $58,300 increase from the same period ended June 30, 1994. This increase consisted of an increase in oil and gas sales and a decrease in production costs and G&A. The increase in oil and gas sales was due to an increase in the average prices received per barrel of oil and mcf of gas. The decrease in production costs was due less well repair and maintenance and the decrease in G&A was attributable to less expense allocated by the managing general partner.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1995 to cover distributions to the partners of $150,669 of which $111,814 was distributed to the limited partners and $38,855 to the general partners. For the same period ended June 30, 1994, cash was sufficient for distributions to the partners of $83,670 of which $64,067 was distributed to the limited partners and $19,603 to the general partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Accounting Standard on Impairment of Long-Lived Assets

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 - Accounting for Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of ("FAS 121") regarding the impairment of long-lived assets, identifiable intangibles and goodwill related to those assets. FAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995, although earlier adoption is encouraged. The application of FAS 121 to oil and gas companies utilizing the successful efforts method (such as the Registrant) will require periodic determination of whether the book value of long-lived assets exceeds the future cash flows expected to result from the use of such assets and, if so, will require reduction of the carrying amount of the "impaired" assets to their estimated fair values. There is currently a great deal of uncertainty as to how FAS 121 will apply to oil and gas companies using the successful efforts method, including uncertainty regarding the determination of expected future cash flows from the relevant assets and, if an impairment is determined to exist, their estimated fair value. There is also uncertainty regarding the level at which the test might be applied. Given this uncertainty, the Registrant is currently unable to estimate the effect that FAS 121 will have on the Registrant's results of operations for the period in which it is adopted.


                     PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against

Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from the managing general partner. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $359,173, or $73.44 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial is currently scheduled for April 1996 and, assuming a successful defense, upon payment of the costs associated with the litigation, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - none

(b)  Reports on Form 8-K - none

                       PARKER & PARSLEY 82-1, LTD.
                      (A Texas Limited Partnership)



                           S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PARKER & PARSLEY 82-1, LTD.

                          By:  Parker & Parsley Development L.P.,
                                Managing General Partner
                               By:  Parker & Parsley Petroleum USA, Inc.
                                    ("PPUSA"), General Partner




Dated:  August 8, 1995    By:  /s/ Steven L. Beal
                             ---------------------------------------
                                 Steven L. Beal, Senior Vice
                                  President - Finance and Chief
                                  Financial Officer of PPUSA