Form 10-Q
period 1995-09-30
PARKER & PARSLEY 82 I LTD
filed 1995-11-13
CIK 714909

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON,  D. C.   20549

                             FORM 10-Q

  /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1995, or

  / /    Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the transition period from _______ to _______

                    Commission File No. 2-75530A

                     PARKER & PARSLEY 82-I, LTD.
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

                        Page 1 of 13 pages.
                      There are no exhibits.

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)
                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS

                                                   September 30,   December 31,
                                                       1995            1994
                                                    (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $85,918 at September 30
     and $101,323 at December 31                   $    86,168     $   101,573
  Accounts receivable - oil and gas sales               50,917          67,204
                                                    ----------      ----------

         Total current assets                          137,085         168,777

Oil and gas properties - at cost, based on the
  successful efforts accounting method              10,410,309      10,496,709
     Accumulated depletion                          (8,923,367)     (8,879,212)
                                                    ----------      ----------

         Net oil and gas properties                  1,486,942       1,617,497
                                                    ----------      ----------

                                                   $ 1,624,027     $ 1,786,274
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    41,763     $    21,635
  Accounts payable - other                                 249              -
                                                    ----------      ----------

         Total current liabilities                      42,012          21,635

Partners' capital:
  Limited partners (4,891 interests)                 1,320,335       1,478,510
  General partners                                     261,680         286,129
                                                    ----------      ----------

                                                     1,582,015       1,764,639
                                                    ----------      ----------
                                                   $ 1,624,027     $ 1,786,274
                                                    ==========      ==========

     The financial information included as of September 30, 1995 has been prepared by management without audit by independent public accountants.

     The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                  Three months ended      Nine months ended
                                     September 30,           September 30,
                                 ---------------------   ---------------------
                                   1995        1994        1995        1994
                                 ---------   ---------   ---------   ---------

Revenues:
   Oil and gas sales             $ 134,422   $ 171,635   $ 472,677   $ 475,854
   Interest income                   1,769       1,054       4,742       2,219
   Salvage income from
     equipment disposals                -           -           -          282
                                  --------    --------    --------    --------

         Total revenues            136,191     172,689     477,419     478,355

Costs and expenses:
   Production costs                106,354      91,981     302,428     305,848
   General and administrative
     expenses                        7,047       5,808      15,623      17,424
   Depletion                        42,742      28,233     131,651      91,622
   Loss on sale of asset                -           -          249          -
                                  --------    --------    --------    --------

     Total costs and expenses      156,143     126,022     449,951     414,894
                                  --------    --------    --------    --------

Net income (loss)                $ (19,952)  $  46,667   $  27,468   $  63,461
                                  ========    ========    ========    ========

Allocation of net income (loss):
   General partners              $   1,423   $  15,900   $  26,615   $  29,566
                                  ========    ========    ========    ========

   Limited partners              $ (21,375)  $  30,767   $     853   $  33,895
                                  ========    ========    ========    ========

Net income (loss) per limited
   partnership interest          $   (4.37)  $    6.29   $     .17   $    6.93
                                  ========    ========    ========    ========

Distributions per limited
   partnership interest          $    9.65   $    9.17   $   32.51   $   22.27
                                  ========    ========    ========    ========





     The financial information included herein has been prepared by management without audit by independent public accountants.

     The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)




                                         General       Limited
                                         partners      partners       Total


Balance at January 1, 1994              $  296,609    $1,578,082    $1,874,691

    Distributions                          (38,285)     (108,925)     (147,210)

    Net income                              29,566        33,895        63,461
                                         ---------     ---------     ---------

Balance at September 30, 1994           $  287,890    $1,503,052    $1,790,942
                                         =========     =========     =========


Balance at January 1, 1995              $  286,129    $1,478,510    $1,764,639

    Distributions                          (51,064)     (159,028)    (210, 092)

    Net income                              26,615           853        27,468
                                         ---------     ---------     ---------

Balance at September 30, 1995           $  261,680    $1,320,335    $1,582,015
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

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                         Nine months ended
                                                            September 30,
                                                        1995           1994

Cash flows from operating activities:

  Net income                                        $   27,468     $   63,461
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depletion                                         131,651         91,622
     Salvage income from equipment disposals                -            (282)
     Loss on sale of asset                                 249             -
  Changes in assets and liabilities:
     (Increase) decrease in accounts receivable         16,287         (5,228)
     Increase in accounts payable                       20,128         22,197
                                                     ----------     ---------

      Net cash provided by operating activities        195,783        171,770

Cash flows from investing activities:

  Additions to oil and gas properties                   (1,096)            -

Cash flows from financing activities:

  Cash distributions to partners                      (210,092)      (147,210)
                                                     ---------      ---------

Net increase (decrease) in cash and cash
  equivalents                                          (15,405)        24,560
Cash and cash equivalents at beginning
  of period                                            101,573         75,897
                                                     ---------      ---------

Cash and cash equivalents at end of period          $   86,168     $  100,457
                                                     =========      =========





     The financial information included herein has been prepared by management without audit by independent public accountants.

     The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995
                                   (Unaudited)

NOTE 1.

In the opinion of management, the unaudited financial statements as of September 30, 1995 of Parker & Parsley 82-I, Ltd. (the "Registrant") include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, the results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results for the full year ending December 31, 1995.

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

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. Southmark intends to vigorously pursue appeal of the judgment. The summary judgment did not give Price any relief against the Registrant, and although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial against the Registrant is currently scheduled for April 1996.

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

Since its formation, the Registrant invested $11,925,590 in various prospects that were drilled in Texas and New Mexico. At September 30, 1995, the Registrant had 26 producing oil and gas wells, six wells were dry holes from previous periods and one well was plugged and abandoned in 1993 due to unprofitable operations and one well was sold in 1995.

RESULTS OF OPERATIONS

Nine months ended September 30, 1995 compared with nine months ended
  September 30, 1994

REVENUES:

The Registrant's oil and gas revenues decreased to $472,677 from $475,854 for the nine months ended September 30, 1995 and 1994, respectively. The decrease in revenues resulted from a 5% decline in barrels of oil produced and sold and a 14% decline in mcf of gas produced and sold, offset by a 9% and a 3% increase in the average price received per barrel of oil and mcf of gas, respectively. For the nine months ended September 30, 1995, 19,765 barrels of oil were sold compared to 20,792 for the same period in 1994, a decrease of 1,027 barrels. For the nine months ended September 30, 1995, 73,035 mcf of gas were sold compared to 84,617 for the same period in 1994, a decrease of 11,582 mcf. The volume decreases were primarily due to the decline characteristics of the Registrant's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $1.45 from $15.88 for the nine months ended September 30, 1994 to $17.33 for the same period in 1995 while the average price received per mcf of gas increased from $1.72 during the nine months ended September 30, 1994 to $1.78 for the same period in 1995. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1995.

COSTS AND EXPENSES:

Total costs and expenses increased to $449,951 for the nine months ended September 30, 1995 as compared to $414,894 for the same period in 1994, an increase of $35,057, or 8%. This increase was due to increases in depletion and loss on sale of asset, offset by decreases in production costs and general and administrative expenses ("G&A").

Production costs were $302,428 for the nine months ended September 30, 1995 and $305,848 for the same period in 1994 resulting in a $3,420 decrease. The decrease was primarily due to a reduction in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 10% from $17,424 for the nine months ended September 30, 1994 to $15,623 for the same period in 1995.

Depletion was $131,651 for the nine months ended September 30, 1995 compared to $91,622 for the same period in 1994. This represented an increase in depletion of $40,029, or 44%. Depletion was computed quarterly on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 1,027 barrels for the nine months ended September 30, 1995 from the same period in 1994. Depletion expense for the nine months ended September 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.30 per barrel. Comparatively, depletion expense for the three months ended September 30, 1994 and June 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.22 per barrel while depletion expense for the three months ended March 31, 1994 was calculated based on reserves computed utilizing an oil price of $12.73 per barrel.

A loss of $249 from the sale of one fully depleted property was recognized during the nine months ended September 30, 1995, reflecting reimbursement of revenues received after the effective date of sale.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from PPDLP. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. PPDLP received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $359,173, or $73.44 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. Southmark intends to vigorously pursue appeal of the judgment. The summary judgment did not give Price any relief against the Registrant, and although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial against the Registrant is currently scheduled for April 1996.

Three months ended September 30, 1995 compared with three months ended
  September 30, 1994

REVENUES:

The Registrant's oil and gas revenues decreased to $134,422 from $171,635 for the three months ended September 30, 1995 and 1994, respectively, a decrease of 22%. The decrease in revenues resulted from an 11% decline in barrels of oil produced and sold, a 25% decline in mcf of gas produced and sold and a 5% and a 17% decrease in the average prices received per barrel of oil and mcf of gas, respectively. For the three months ended September 30, 1995, 6,235 barrels of oil were sold compared to 6,982 for the same period in 1994, a decrease of 747 barrels. For the three months ended September 30, 1995, 21,690 mcf of gas were sold compared to 28,732 for the same period in 1994, a decrease of 7,042 mcf. The decreases were due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil decreased $.84 or 5%, from $17.40 for the three months ended September 30, 1994 to $16.56 for the three months ended September 30, 1995 while the average price received per mcf of gas decreased 17% from $1.74 during the three months ended September 30, 1994 to $1.44 for the same period in 1995.

COSTS AND EXPENSES:

Total costs and expenses increased to $156,143 for the three months ended September 30, 1995 as compared to $126,022 for the same period in 1994, an increase of $30,121 or 24%. This increase was due to increases in production costs, G&A and depletion.

Production costs were $106,354 for the three months ended September 30, 1995 and $91,981 for the same period in 1994 resulting in a $14,373 increase, or 16%. The increase was due to an increase in well repair and maintenance costs incurred in an effort to stimulate well production and higher ad valorem taxes, offset by a decrease in production taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 21% from $5,808 for the three months ended September 30, 1994 to $7,047 for the same period in 1995.

Depletion was $42,742 for the three months ended September 30, 1995 compared to $28,233 for the same period in 1994. This represented an increase in depletion of $14,509, or 51%. Depletion was computed quarterly on a property-by-property basis untilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 747 barrels for the three months ended September 30, 1995 from the same period in 1994. Depletion expense for the three months ended September 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.30 per barrel while depletion expense for the three months ended September 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.22 per barrel.

LIQUIDITY AND CAPITAL RESOURCES

NET CASH PROVIDED BY OPERATING ACTIVITES

Net cash provided by operating activities increased to $195,783 during the nine months ended September 30, 1995, a 14% increase from the same period ended September 30, 1994. The increase was due to an increase in oil and gas sales, offset by a decrease in G&A. The increase in oil and gas sales was due to increases in the average prices received per barrel of oil and mcf of gas, offset by a decrease in barrels of oil and mcf of gas produced and sold. The decrease in G&A was due to less allocated expenses by the managing general partner.

NET CASH USED IN INVESTING ACTIVITIES

The Registrant's principal investing activities during the nine months ended Septsember 30, 1995 was for repair and maintenance activity on various oil and gas properties.

NET CASH USED IN FINANCING ACTIVITIES

Cash was sufficient for the nine months ended September 30, 1995 to cover distributions to the partners of $210,092 of which $159,028 was distributed to the limited partners and $51,064 to the general partners. For the same period ended September 30, 1994, cash was sufficient for distributions to the partners of $147,210 of which $108,925 was distributed to the limited partners and $38,285 to the general partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

ACCOUNTING STANDARD ON IMPAIRMENT OF LONG-LIVED ASSETS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 - Accounting for Impairment of Long-lived Assets and for Long- lived Assets to Be Disposed Of ("FAS 121") regarding the impairment of long-lived assets, identifiable intangibles and goodwill related to those assets. FAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995, although earlier adoption is encouraged. The application of FAS 121 to oil and gas companies utilizing the successful efforts method (such as the Registrant) will require periodic determination of whether the book value of long-lived assets exceeds the future cash flows expected to result from the use of such assets and, if so, will require reduction of the carrying amount of the "impaired" assets to their estimated fair values. There is currently a great deal of uncertainty as to how FAS 121 will apply to oil and gas companies using the successful efforts method, including uncertainty regarding the determination of expected future cash flows from the relevant assets and, if an impairment is determined to exist, their estimated fair value. There is also uncertainty regarding the level at which the test might be applied. Given this uncertainty, the Registrant is currently unable to estimate the effect that FAS 121 will have on the Registrant's results of operations for the period in which it is adopted.


                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company;

BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from PPDLP. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. PPDLP received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $359,173, or $73.44 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. Southmark intends to vigorously pursue appeal of the judgment. The summary judgment did not give Price any relief against the Registrant, and although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial against the Registrant is currently scheduled for April 1996.

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


                                    PARKER & PARSLEY 82-1, LTD.

                              By:   Parker & Parsley Development L.P.,
                                     Managing General Partner

                                    By:  Parker & Parsley Petroleum USA, Inc.
                                         ("PPUSA"), General Partner



Dated:  November 9, 1995      By:   /s/ Steven L. Beal
                                    --------------------------------------
                                    Steven L. Beal, Senior Vice President
                                     and Chief Financial Officer of PPUSA