Form 10-K
period 1995-12-31
PARKER & PARSLEY 82 I LTD
filed 1996-03-28
CIK 714909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C. 20549

                                      FORM 10-K

      / x /          Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934 (Fee Required)
                     For the fiscal year ended December 31, 1995
                                          or
      /   /        Transition Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934 (No Fee Required)

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

         Registrant's Telephone Number, including area code : (915) 683-4768

        Securities  registered  pursuant  to Section  12(b) of the Act:  None
           Securities registered pursuant to Section 12(g) of the Act:
                 Limited partnership interests ($2,000 per unit)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / x / No / /

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / x /

  No market currently exists for the limited partnership interests of the Registrant. Based on original purchase price the aggregate market value of limited partnership interests owned by non-affiliates of the Registrant is $8,788,500.

  As of March 8, 1996, the number of outstanding limited partnership interests was 4,891. The following documents are incorporated by reference into the indicated parts of this Annual Report on Form 10-K: None

                                 Page 1 of 29 pages.
                              -Exhibit index on page 29-

                                     PART I

ITEM 1.   Business

Parker & Parsley 82-I, Ltd. (the "Registrant") is a limited partnership organized in 1982 under the laws of the State of Texas. The managing general partner is Parker & Parsley Development L.P. ("PPDLP") and its co-general partner is P&P Employees 82-I, Ltd., a Texas limited partnership ("EMPL"). PPDLP's general partner is Parker & Parsley Petroleum USA, Inc. ("PPUSA"). The managing general partner during the year ended December 31, 1994 was Parker & Parsley Development Company ("PPDC"). PPDC was merged into PPDLP on January 1, 1995. See Item 12 (c).

A Registration Statement, as amended, filed pursuant to the Securities Act of 1933, registering limited partnership interests aggregating $33,000,000 in a series of Texas limited partnerships formed under the Parker & Parsley 82 Drilling Program, was declared effective by the Securities and Exchange Commission on February 4, 1982. On June 1, 1982, the offering of limited partnership interests in the Registrant, the first partnership formed under such registration statement, was closed, with interests aggregating $9,782,000 being sold to 624 subscribers.

The Registrant engages primarily in oil and gas exploration, development and production and is not involved in any industry segment other than oil and gas. See "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data" of this report for a summary of the Registrant's revenue, income and identifiable assets.

The principal markets during 1995 for the oil produced by the Registrant were refineries and oil transmission companies that have facilities near the Registrant's oil producing properties. The principal markets for the
Registrant's gas were companies that have pipelines located near the Registrant's gas producing properties. Of the Registrant's oil and gas revenues for 1995, approximately 69% was attributable to sales made to Phibro Energy, Inc.

Because of the demand for oil and gas, the Registrant does not believe that the termination of the sales of its products to any one customer would have a material adverse impact on its operations. The loss of a particular customer for gas may have an effect if that particular customer has the only gas pipeline located in the areas of the Registrant's gas producing properties. The Registrant believes, however, that the effect would be temporary, until alternative arrangements could be made.

Federal and state regulation of oil and gas operations generally includes the fixing of maximum prices for regulated categories of natural gas, the imposition of maximum allowable production rates, the taxation of income and other items, and the protection of the environment. Although the Registrant believes that its business operations do not impair environmental quality and that its costs of complying with any applicable environmental regulations are not currently significant, the Registrant cannot predict what, if any, effect these environmental regulations may have on its current or future operations.

The Registrant does not have any employees of its own. PPUSA employs 623 persons, many of whom dedicated a part of their time to the conduct of the Registrant's business during the period for which this report is filed. The
Registrant's managing general partner, PPDLP through PPUSA, supplies all management functions.

No material part of the Registrant's business is seasonal and the Registrant conducts no foreign operations.

ITEM 2.   Properties

The  Registrant's   properties  consist  primarily  of  leasehold  interests  in properties on which oil and gas wells are located. Such property interests are often subject to landowner royalties, overriding royalties and other oil and gas leasehold interests.

Fractional working interests in developmental and exploratory oil and gas prospects located in Texas and New Mexico were acquired by the Registrant, resulting in the Registrant's participation in the drilling of 34 oil and gas wells. Six were completed as dry holes from previous periods, one well was plugged and abandoned in 1993 due to unprofitable operations and one well was sold in 1995. At December 31, 1995, 26 wells were producing,

For information relating to the Registrant's estimated proved oil and gas reserves at December 31, 1995, 1994 and 1993 and changes in such quantities for the years then ended, see Note 7 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" below. Such reserves have been estimated by the engineering staff of PPUSA with a review by an independent petroleum consultant.

ITEM 3.   Legal Proceedings

The Registrant is a party to material litigation which is described in Note 9 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" below.

ITEM 4.   Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

                                     PART II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters

At March 8, 1996, the Registrant had 4,891 outstanding limited partnership interests held of record by 670 subscribers. There is no established public trading market for the limited partnership interests. Under the limited partnership agreement, PPDLP has made certain commitments to purchase partnership interests at a computed value.

Revenues which, in the sole judgement of the managing general partner, are not required to meet the Registrant's obligations are distributed to the partners at least quarterly in accordance with the limited partnership agreement. During the years ended December 31, 1995 and 1994, distributions of $200,344 and $156,143, respectively, were made to the limited partners.

ITEM 6.   Selected Financial Data

The following table sets forth selected financial data for the years ended December 31:
                        1995        1994        1993        1992        1991
                    ----------  ----------  ----------   ----------  ----------
Operating results:
 Oil and gas sales  $  613,929  $  636,470  $  778,497   $  880,424  $  990,973
                     =========   =========   =========    =========   ========
 Litigation settle-
  ment, net         $       -   $       -   $  458,778   $       -   $       -
                     =========   =========   =========    =========   =========
 Impairment of
  oil and gas
  properties        $   20,719  $       -   $       -    $       -   $       -
                     =========   =========   =========    =========   =========
 Net income         $   34,081  $  102,033  $  590,151   $  237,784  $  310,625
                     =========   =========   =========    =========   =========
 Allocation of net
  income (loss):
   General partners $   35,122  $   45,462  $  166,204   $   86,448  $  107,879
                     =========   =========   =========    =========   =========
   Limited partners $   (1,041) $   56,571  $  423,947   $  151,336  $  202,746
                     =========   =========   =========    =========   =========
 Limited partners'
  net income (loss)
  per limited part-
  nership interest  $     (.21) $    11.57  $    86.68   $    30.94  $    41.45
                     =========   =========   =========    =========   =========
 Limited partners'
  cash distributions
  per limited part-
  nership interest  $    40.96  $    31.92  $   126.59(a)$    67.43  $    87.44
                     =========   =========   =========    =========   =========
At year end:
 Total assets       $1,585,711  $1,786,274  $1,888,277   $2,104,650  $2,306,465
---------------      =========   =========   =========    =========   =========
(a)  Including litigation settlement per limited partnership interest of $73.44
     in 1993.                            4

ITEM 7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations

Results of operations

1995 compared to 1994

The Registrant's 1995 oil and gas revenues decreased to $613,929 from $636,470 in 1994, a decrease of 4%. The decrease in revenues resulted from a 2% decline in the average price received per mcf of gas, offset by an 8% increase in the price received per barrel of oil, an 8% decrease in barrels of oil produced and sold and a 7% decrease in mcf of gas produced and sold. In 1995, 25,404 barrels of oil were sold compared to 27,699 in 1994, a decrease of 2,295 barrels. In 1995, 103,030 mcf of gas were sold compared to 110,979 in 1994, a decrease of 7,949 mcf. The decreases in production volumes were primarily due to the decline characteristics of the Registrant's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.(1)

The average price received per barrel of oil increased $1.26 from $16.01 in 1994 to $17.27 in 1995. The average price received per mcf of gas decreased from $1.74 in 1994 to $1.70 in 1995. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.(1) The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received in 1995.(1)

A gain of $1,170 from the sale of one fully depleted property was recognized during 1995, resulting from proceeds received from post closing adjustments made after the effective date of sale.

Total costs and expenses increased in 1995 to $587,197 as compared to $538,471 in 1994, an increase of $48,726, or 9%. The increase was primarily due to the impairment of oil and gas properties during 1995, in addition to increases in production costs and depletion, offset by a decline in general and administrative expenses ("G&A").

Production costs were $387,418 in 1995 and $380,001 in 1994, resulting in a $7,417 increase, or 2%. The increase was due to additional well repair and maintenance costs incurred in an effort to stimulate production.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 15% from $25,164 in 1994 to $21,267 in 1995. The Registrant paid the managing general partner $18,418 in 1995 and $19,094 in 1994 for G&A incurred on behalf of the Registrant. G&A is allocated, in part, to the Registrant by the managing general partner. Such allocated expenses are determined by the managing general partner based upon its judgement of the level of activity of the Registrant relative to the managing general partner's activities and other entities it manages. The method of allocation has varied in certain years and may do so again depending on the activities of the managed entities.(1)

Depletion was $157,793 in 1995 compared to $133,306 in 1994. This represented an increase of $24,487, or 18%. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 2,295 barrels in 1995 from 1994, while oil reserves of barrels were revised upward by 61,976 barrels, or 21%.

Effective for the fourth quarter of 1995 the Registrant adopted Statement of Financial Accounting Standards No. 121 - Accounting for Impairment of Long-Lived Assets ("SFAS 121") which requires that long-lived assets held and used by an entity, including oil and gas properties accounted for under the successful efforts method of accounting, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review of recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment is recognized based on the asset's fair value as determined for oil and gas properties by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result of the natural gas price environment and the Registrant's expectation of future cash flows from its oil and gas properties at the time of review, the Registrant recognized a non-cash charge of $20,719 associated with the adoption of SFAS 121.

1994 compared to 1993

The Registrant's 1994 oil and gas revenues decreased to $636,470 from $778,497 in 1993, a decrease of 18%. The decrease in revenues resulted from a decrease of 7% in the average price received per barrel of oil, a 12% decline in the average price received per mcf of gas, combined with a 13% decrease in barrels of oil produced and sold and a 6% decrease in mcf of gas produced and sold. In 1994, 27,699 barrels of oil were sold compared to 31,709 in 1993, a decrease of 4,010 barrels. In 1994, 110,979 mcf of gas were sold compared to 117,576 in 1993, a decrease of 6,597 mcf. The decreases in production volumes were primarily due to the decline characteris tics of the Registrant's oil and gas properties.

The average price received per barrel of oil decreased $1.22 from $17.23 in 1993 to $16.01 in 1994. The average price received per mcf of gas decreased from $1.98 in 1993 to $1.74 in 1994.

Total costs and expenses decreased in 1994 to $538,471 as compared to $651,830 in 1993, a decrease of $113,359, or 17%. The decrease was due to a decline in production costs, abandoned property costs, G&A and depletion.

Production costs were $380,001 in 1994 and $413,665 in 1993, resulting in a $33,664 decrease, or 8%. The decrease was due to declines in well repair and maintenance costs, ad valorem taxes and production taxes due to the decline in oil and gas sales.
                                        6

Abandoned property costs were $50,806 in 1993 compared to no related costs in 1994. This decrease was due to the plugging of one well in 1993 and no abandonment activity in 1994.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 6% from $26,800 in 1993 to $25,164 in 1994. The Registrant paid the managing general partner $19,094 in 1994 and $23,355 in 1993 for G&A incurred on behalf of the Registrant.

Depletion was $133,306 in 1994 compared to $160,559 in 1993. This represented a decrease of $27,253, or 17%. Oil production decreased 4,010 barrels in 1994 from 1993, while oil reserves of barrels were revised downward by 46,824 barrels, or 13%.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from PPDLP. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants, and Southmark, the Registrant, and the other plaintiffs indemnified the defendants against the claims of Jack N. Price. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $359,173, or $73.44 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988 in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement (the "Reserve") pending final resolution of the litigation by the court.

On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount yet to be determined. Pursuant to their indemnity obligations, the Registrant, Southmark, PPDLP and other original plaintiffs will vigorously pursue appeal when the final judgment is entered. Southmark is vigorously pursuing its appeal of the judgment, and has posted a supersedeas bond using the Reserve as collateral. Trial against the Registrant is currently scheduled for April 29, 1996.

Legal expenses were incurred during 1989, 1990, 1991, 1992 and 1993 by the Registrant and other joint property owners for participating in the lawsuit pursuant to the joint operating agree ment. Litigation settlement proceeds received by the Registrant, less legal expenses incurred in 1993, are recorded as litigation settlement, net in the accompanying statement of operations for the year ended December 31, 1993.

Impact of inflation and changing prices on sales and net income

Inflation impacts the fixed overhead rate charges of the lease operating expenses for the Registrant. During 1993, the annual change in the index of average weekly earnings of crude petroleum and gas production workers issued by the U.S. Department of Labor, Bureau of Labor Statistics, decreased by 1.1%. The 1994 annual change in average weekly earnings increased by 4.8%. The 1995 index (effective April 1, 1995) increased 4.4%. The impact of inflation for other lease operating expenses is small due to the current economic condition of the oil industry.

The oil and gas industry experienced volatility during the past decade because of the fluctuation of the supply of most fossil fuels relative to the demand for such products and other uncertainties in the world energy markets causing significant fluctuations in oil and gas prices. Since December 31, 1993, prices for oil production have fluctuated throughout the year. The price per barrel for oil production similar to the Registrant's ranged from approximately $16.00 to $19.00. For February 1996, the average price for the Registrant's oil was approximately $18.00.

Prices for natural gas are subject to ordinary seasonal fluctuations, and this volatility of natural gas prices may result in production being curtailed and, in some cases, wells being completely shut-in.(1)

Liquidity and capital resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased to $245,319 during the year ended December 31, 1995, a 3% increase from the year ended December 31, 1994. This increase was due to reduced production costs, offset by a decrease in oil and gas sales and G&A. Production costs decreased due to less well repair and maintenance costs. Oil and gas sales declined due to a decrease in oil and gas production and a decrease in the average price received per mcf of gas, offset by an increase in the average price received per barrel of oil. G&A decreased due to less allocated expenses by the managing general partner in 1995 compared to 1994.

Net Cash Provided by Investing Activities

The Registrant's investing activities during 1995 was for expenditures related to repair and maintenance activity on various oil and gas properties.

Proceeds of $1,170 were received from the sale of one oil and gas property during 1995.

Net Cash Used in Financing Activities

Cash was sufficient in 1995 for distributions to the partners of $263,066 of which $200,344 was distributed to the limited partners and $62,722 to the general partners. In 1994, cash was sufficient for distributions to the partners of $212,085 of which $156,143 was distributed to the limited partners and $55,942 to the general partners.

It is expected that future net cash provided by operations will be sufficient for any capital expenditures and any distributions.(1) As the production from the properties declines, distributions are also expected to decrease.(1)

---------------

(1) This statement is a forward looking statement that involves risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statement.

ITEM 8. Financial Statements and Supplementary Data

The Registrant's audited financial statements are included elsewhere herein.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                     PART III


ITEM 10.  Directors and Executive Officers of the Registrant

The Registrant does not have any officers or directors. Under the limited partnership agreement, the Registrant's managing general partner, PPDLP, is granted the exclusive right and full authority to manage, control and administer the Registrant's business. PPUSA, the sole general partner of PPDLP, is a wholly-owned subsidiary of Parker & Parsley Petroleum Company (the "Company"), a publicly-traded corporation on the New York Stock Exchange.

Set forth below are the names, ages and positions of the directors and executive officers of PPUSA. Directors of PPUSA are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified.

                           Age at
                         December 31,
      Name                  1995                     Position

  Scott D. Sheffield         43          Chairman of the Board and Director

  James D. Moring (a)        59          President, Chief Executive Officer and
                                          Director

  Timothy A. Leach           36          Executive Vice President and Director

  Steven L. Beal             36          Senior Vice President, Treasurer and
                                          Chief Financial Officer

  Mark L. Withrow            48          Senior Vice President and Secretary

---------------
(a) Mr. Moring retired from the Company and subsidiaries effective January 1, 1996. Mr. Sheffield assumed the positions of President and Chief Executive Officer of PPUSA effective January 1, 1996.

     Scott D. Sheffield. Mr. Sheffield, a graduate of The University of Texas with a Bachelor of Science degree in Petroleum Engineering, has been the President and a Director of the Company since May 1990 and has been the Chairman of the Board and Chief Executive Officer since October 1990. Mr. Sheffield joined PPDC, the principal operating subsidiary of the Company, as a petroleum engineer in 1979. Mr. Sheffield served as Vice President - Engineering of PPDC from September 1981 until April 1985 when he was elected President and a Director of PPDC. In March 1989, Mr. Sheffield was elected Chairman of the Board and Chief Executive Officer of PPDC. On January 1, 1995, Mr. Sheffield resigned as President and Chief Executive Officer of PPUSA, but remained Chairman of the Board and a Director of PPUSA. On January 1, 1996, Mr. Sheffield reassumed the positions of President and Chief Executive Officer of PPUSA. Before joining PPDC, Mr. Sheffield was principally occupied for more than three years as a production and reservoir engineer for Amoco Production Company.

     James D. Moring. Mr. Moring, a graduate of Texas Tech University with a Bachelor of Science degree in Petroleum Engineering has been a Director of the Company since October 1990 and was Senior Vice President - Operations of the Company from October 1990 until May 1993, when he was appointed Executive Vice President - Operations. Mr. Moring has been principally occupied since July 1982 as the supervisor of the drilling, completion, and production operations of PPDC and its affiliates and has served as an officer of PPDC since January 1983. Mr. Moring has been Senior Vice President - Operations and a Director of PPDC since June 1989 and in May 1993, Mr. Moring was appointed Executive Vice President - Operations. Mr. Moring was elected President and Director and appointed Chief Executive Officer of PPUSA on January 1, 1995. Effective January 1, 1996, Mr. Moring retired from the Company and subsidiaries. In the five years before joining PPDC, Mr. Moring was employed as a Division Operations Manager with Moran Exploration, Inc. and its predecessor.

     Timothy A. Leach. Mr. Leach, a graduate of Texas A&M University with a Bachelor of Science degree in Petroleum Engineering and the University of Texas of the Permian Basin with a Master of Business Administration degree, was elected Executive Vice President - Engineering of the Company on March 21, 1995. Mr. Leach had been serving as Senior Vice President Engineering since March 1993 and served as Vice President - Engineering of the Company from October 1990 to March 1993. Mr. Leach was elected Executive Vice President of PPUSA on December 1, 1995. He had joined PPDC as Vice President - Engineering in September 1989. Prior to joining PPDC, Mr. Leach was employed as Senior Vice President and Director of First City Texas - Midland, N.A.

     Steven L. Beal. Mr. Beal, a graduate of the University of Texas with a Bachelor of Business Administration degree in Accounting and a certified public accountant, was elected Senior Vice President - Finance of the Company in January 1995 and Chief Financial Officer of the Company on March 21, 1995. On January 1, 1995, Mr. Beal was elected Senior Vice President, Treasurer and Chief Financial Officer of PPUSA. Mr. Beal has been the Company's Chief Accounting officer since November 1992 and been the Company's Treasurer since October 1990. Mr. Beal joined PPDC as Treasurer in March 1988 and was elected Vice President - Finance in October 1991. Prior to joining PPDC, Mr. Beal was employed as an audit manager of Price Waterhouse.

     Mark L. Withrow. Mr. Withrow, a graduate of Abilene Christian University with Bachelor of Science degree in Accounting and Texas Tech University with a Juris Doctorate degree, was Vice President - General Counsel of the Company from February 1991 to January 1995, when he was appointed Senior Vice President - General Counsel, and has been the Company's Secretary since August 1992. On January 1, 1995, Mr. Withrow was elected Senior Vice President and Secretary of PPUSA. Mr. Withrow joined PPDC in January 1991. Prior to joining PPDC , Mr. Withrow was the managing partner of the law firm of Turpin, Smith, Dyer, Saxe & MacDonald, Midland, Texas.

ITEM 11.    Executive Compensation

The Registrant does not have any directors or officers. Management of the Registrant is vested in PPDLP, the managing general partner. Under the

Partnership agreement, PPDLP pays 8% of the Registrant's acquisition, drilling and completion costs and 20% of its operating and general and administrative expenses. In return, PPDLP is allocated 20% of the Registrant's revenues. See Notes 6 and 10 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" below for information regarding fees and reimbursements paid to the managing general partner or its affiliates by the Registrant.

EMPL is a co-general partner of the Registrant. Under this arrangement, EMPL pays 2% of the Registrant's acquisition, drilling and completion costs and 5% of its operating and general and administrative expenses. In return, EMPL is allocated 5% of the Registrant's revenues. EMPL does not receive any fees or reimbursements from the Registrant.

The Registrant does not directly pay any salaries of the executive officers of PPUSA, but does pay a portion of PPUSA's general and administrative expenses of which these salaries are a part. See Note 6 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" below.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

(a) Beneficial owners of more than five percent

The Registrant is not aware of any person who beneficially owns 5% or more of the outstanding limited partnership interests of the Registrant. PPDLP and EMPL respectively own 80% and 20% of the general partners' interests in the Registrant. PPDLP owned 497 limited partner interests at January 1, 1996.

(b) Security ownership of management

The Registrant does not have any officers or directors. The managing general partner of the Registrant, PPDLP, has the exclusive right and full authority to manage, control and administer the Registrant's business. Under the limited partnership agreement, limited partners holding a majority of the outstanding limited partnership interests have the right to take certain actions, including the removal of the managing general partner or any other general partner. The Registrant is not aware of any current arrangement or activity which may lead to such removal. The Registrant is not aware of any officer or director of PPUSA who beneficially owns limited partnership interests in the Registrant.

(c) Changes in control

On January 1, 1995, PPDLP, a Texas limited partnership, became the sole managing general partner of Parker & Parsley 82-I, Ltd., as a result of the merger into it of PPDC, a Delaware corporation, and an affiliate of PPDLP and the Company, which previously served as the managing general partner of the Registrant. PPDLP has, therefore, succeeded to all of the rights and obligations of PPDC and will manage and conduct the property, business and affairs of the Registrant, including the development drilling program in which the Registrant participates.

ITEM 13.   Certain Relationships and Related Transactions

Transactions with the managing general partner or its affiliates

Pursuant to the limited partnership agreement, the Registrant had the following related party transactions with the managing general partner or its affiliates during the years ended December 31:

                                           1995          1994          1993
                                         --------      --------      ---------
    Payment of lease operating and
     supervision charges in accordance
     with standard industry operating
     agreements                          $144,583      $146,503      $ 146,956

    Reimbursement of general and
     administrative expenses             $ 18,418      $ 19,094      $  23,355

    Purchase of oil and gas properties
     and related equipment, at
     predecessor cost                    $    249      $     -       $      -

    Receipt of proceeds for the salvage
     value of retired oil and gas
     equipment                           $     -       $     -       $  37,363

Under the limited partnership agreement, the general partners, PPDLP and EMPL, together pay 10% of Registrant's acquisition, drilling and completion costs and 25% of its operating and general and administrative expenses. In return, they are allocated 25% of the Registrant's revenues. Twenty percent of the general partners' share of costs and revenues is allocated to EMPL and the remainder is allocated to PPDLP. Certain former affiliates of PPUSA are limited partners of EMPL. Also, see Notes 6 and 10 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" below, regarding the Registrant's participation with the managing general partner in oil and gas activities of the Registrant.

                                      PART IV


ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1.  Financial statements

        The following are filed as part of this annual report:

         Independent Auditors' Report

         Balance sheets as of December 31, 1995 and 1994

         Statements of operations for the years ended December 31, 1995, 1994 and 1993

         Statements of partners' capital for the years ended December 31, 1995, 1994 and 1993

         Statements of cash flows for the years ended December 31, 1995, 1994 and 1993

         Notes to financial statements

    2.  Financial statement schedules

          All financial statement schedules have been omitted since the required information is in the financial statements or notes thereto, or is not applicable nor required.

(b) Reports on Form 8-K

     None.

(c) Exhibits

    The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference as part of this annual report.

                                S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PARKER & PARSLEY 82-I, LTD.

  Dated: March 27, 1996           By:  Parker & Parsley Development L.P.,
                                        Managing General Partner

                                       By:  Parker & Parsley Petroleum USA, Inc.
                                             ("PPUSA"), General Partner


                                       By:  /s/ Scott D. Sheffield
                                          --------------------------------
                                           Scott D. Sheffield, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



  /s/ Scott D. Sheffield      President, Chairman of the Board,   March 27, 1996
  ------------------------    Chief Executive Officer and
  Scott D. Sheffield          Director of PPUSA



  /s/ Timothy A. Leach        Executive Vice President            March 27, 1996
  ------------------------    and Director of PPUSA
  Timothy A. Leach



  /s/ Steven L. Beal          Senior Vice President,              March 27, 1996
  ------------------------    Treasurer and Chief
  Steven L. Beal              Financial Officer of PPUSA



  /s/ Mark L. Withrow         Senior Vice President and           March 27, 1996
  ------------------------    Secretary of PPUSA
  Mark L. Withrow

                           INDEPENDENT AUDITORS' REPORT




The Partners
Parker & Parsley 82-I, Ltd.
  (A Texas Limited Partnership):

We have audited the financial statements of Parker & Parsley 82-I, Ltd. as listed in the accompanying index under Item 14(a). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parker & Parsley 82-I, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Notes 2 and 3 to the financial statements, the Partnership changed its method of accounting for the impairment of long-lived assets and for long-lived assets to be disposed of in 1995 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of."


                                           KPMG Peat Marwick LLP


Midland, Texas
March 8, 1996

                            PARKER & PARSLEY 82-I, LTD.
                           (A Texas Limited Partnership)

                                  BALANCE SHEETS
                                    December 31


                                                        1995            1994
                                                    -----------     -----------
           ASSETS

  Current assets:
   Cash and cash equivalents, including interes
    bearing deposits of $82,469 in 1995 and
    $101,323 in 1994                                $    83,890     $   101,573
   Accounts receivable - oil and gas sales               62,586          67,204
                                                     ----------      ----------

      Total current assets                              146,476         168,777

  Oil and gas properties - at cost, based on the
   successful efforts accounting method              10,409,464      10,496,709
      Accumulated depletion                          (8,970,229)     (8,879,212)
                                                     ----------      ----------

      Net oil and gas properties                      1,439,235       1,617,497
                                                     ----------      ----------

                                                    $ 1,585,711     $ 1,786,274
                                                     ==========      ==========

  LIABILITIES AND PARTNERS' CAPITAL

  Current liabilities:
   Accounts payable - affiliate                     $    50,057     $    21,635

  Partners' capital:
   Limited partners (4,891 interests)                 1,277,125       1,478,510
   General partners                                     258,529         286,129
                                                     ----------      ----------

                                                      1,535,654       1,764,639
                                                     ----------      ----------

                                                    $ 1,585,711     $ 1,786,274
                                                     ==========      ==========




         The accompanying notes are an integral part of these statements.

                            PARKER & PARSLEY 82-I, LTD.
                           (A Texas Limited Partnership)

                             STATEMENTS OF OPERATIONS
                          For the years ended December 31



                                            1995          1994          1993
                                          ---------     ---------    ----------
  Revenues:
   Oil and gas sales                      $ 613,929     $ 636,470    $  778,497
   Interest income                            6,179         3,752         4,550
   Salvage income from equipment
    disposals                                    -            282           156
   Gain on sale of oil and gas
    properties                                1,170            -             -
   Litigation settlement, net                    -             -        458,778
                                           --------      --------     ---------

        Total revenues                      621,278       640,504     1,241,981

  Costs and expenses:
   Production costs                         387,418       380,001       413,665
   Abandoned property costs                      -             -         50,806
   General and administrative expenses       21,267        25,164        26,800
   Depletion                                157,793       133,306       160,559
   Impairment of oil and gas propertie       20,719            -             -
                                           --------      --------     ---------

        Total costs and expenses            587,197       538,471       651,830
                                           --------      --------     ---------

  Net income                              $  34,081     $ 102,033    $  590,151
                                           ========      ========     =========

  Allocation of net income (loss):
   General partners                       $  35,122     $  45,462    $  166,204
                                           ========      ========     =========

   Limited partners                       $  (1,041)    $  56,571    $  423,947
                                           ========      ========     =========

  Net income (loss) per limited
   partnership interest                   $    (.21)    $   11.57    $    86.68
                                           ========      ========     =========



         The accompanying notes are an integral part of these statements.

                            PARKER & PARSLEY 82-I, LTD.
                           (A Texas Limited Partnership)

                          STATEMENTS OF PARTNERS' CAPITAL




                                          General       Limited
                                          partners      partners       Total
                                         ----------    ----------    ----------

Partners' capital at January 1, 1993     $  313,317    $1,773,283    $2,086,600

  Distributions                            (182,912)     (619,148)     (802,060)

  Net income                                166,204       423,947       590,151
                                          ---------     ---------     ---------

Partners' capital at December 31, 1993      296,609     1,578,082     1,874,691

  Distributions                             (55,942)     (156,143)     (212,085)

  Net income                                 45,462        56,571       102,033
                                          ---------     ---------     ---------

Partners' capital at December 31, 1994      286,129     1,478,510     1,764,639

  Distributions                             (62,722)     (200,344)     (263,066)

  Net income (loss)                          35,122        (1,041)       34,081
                                          ---------     ---------     ---------

Partners' capital at December 31, 1995   $  258,529    $1,277,125    $1,535,654
                                          =========     =========     =========














         The accompanying notes are an integral part of these statements.

                            PARKER & PARSLEY 82-I, LTD.
                           (A Texas Limited Partnership)

                             STATEMENTS OF CASH FLOWS
                          For the years ended December 31


                                              1995         1994         1993
                                            ---------    ---------    ---------
  Cash flows from operating activities:
   Net income                               $  34,081    $ 102,033    $ 590,151
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
     Depletion                                157,793      133,306      160,559
     Impairment of oil and gas properties      20,719           -            -
     Salvage income from equipment
      disposals                                    -          (282)        (156)
     Gain on sale of oil and gas
      properties                               (1,170)          -            -
   Changes in assets and liabilities:
    (Increase) decrease in accounts
     receivable                                 4,618       (5,345)       9,819
    Increase (decrease) in accounts
     payable                                   29,278        8,049       (4,464)
                                             --------     --------     --------
       Net cash provided by operating
        activities                            245,319      237,761      755,909

  Cash flows from investing activities:
   Additions to oil and gas properties         (1,106)          -          (799)
   Proceeds from equipment salvage on
     abandoned property                            -            -        35,645
   Proceeds from sale of oil and gas
    properties                                  1,170           -            -
                                             --------     --------     --------
       Net cash provided by investing
        activities                                 64           -        34,846

  Cash flows from financing activities:
   Cash distributions to partners            (263,066)    (212,085)    (802,060)
                                             --------     --------     --------
  Net increase (decrease) in cash and
   cash equivalents                           (17,683)      25,676      (11,305)
  Cash and cash equivalents at beginning
   of year                                    101,573       75,897       87,202
                                             --------     --------     --------
  Cash and cash equivalents at end
   of year                                  $  83,890    $ 101,573    $  75,897
                                             ========     ========     ========


         The accompanying notes are an integral part of these statements.

                            PARKER & PARSLEY 82-I, LTD.
                           (A Texas Limited Partnership)

                           NOTES TO FINANCIAL STATEMENTS
                         December 31, 1995, 1994 and 1993



Note 1.   Organization and nature of operations

     Parker & Parsley 82-I, Ltd. (the "Partnership") is a limited partnership organized in 1982 under the laws of the State of Texas.

     The Partnership engages primarily in oil and gas exploration, development and production in Texas and New Mexico and is not involved in any industry segment other than oil and gas.

Note 2.   Summary of significant accounting policies

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

     Impairment of long-lived assets - Effective for the fourth quarter of 1995 the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"). Consequently, the Partnership reviews its long-lived assets to be held and used, including oil and gas properties accounted for under the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows is less than the carrying amount of the assets. In this circumstance, the Partnership recognizes an impairment loss for the amount by which the carrying value of the asset exceeds the fair value of the asset.

     The Partnership accounts for long-lived assets to be disposed of at the lower of their carrying amount or fair value less costs to sell once management has committed to a plan to dispose of the assets.

     Oil and gas properties - The Partnership utilizes the successful efforts method of accounting for its oil and gas properties and equipment. Under this method, all costs associated with productive wells and nonproductive development wells are capitalized while nonproductive exploration costs are expensed. Capitalized costs relating to proved properties are depleted using the unit-of-production method on a property-by-property basis based on proved oil (dominant mineral) reserves as determined by the engineering staff of Parker & Parsley Petroleum USA, Inc. ("PPUSA"), the sole general partner of Parker & Parsley Development L.P. ("PPDLP"), the Partnership's managing general partner, and reviewed by independent petroleum consultants. The carrying amounts of properties sold or otherwise disposed of and the related allowances for depletion are eliminated from the accounts and any gain or loss is included in operations.
                                       21

     Prior to the adoption of SFAS 121 in the fourth quarter, the Partnership's aggregate oil and gas properties were stated at cost not in excess of total estimated future net revenues and the estimated fair value of oil and gas assets not being depleted.

     Use of estimates in the preparation of financial statements - Preparation of the accompanying financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Net income (loss) per limited partnership  interest - The net income (loss)
per  limited  partnership   interest  is  calculated  by  using  the  number  of
outstanding limited partnership interests.

     Income taxes - A Federal income tax provision has not been included in the financial statements as the income of the Partnership is included in the individual Federal income tax returns of the respective partners.

     Statements of cash flows - For purposes of reporting cash flows, cash and cash equivalents include depository accounts held by banks.

     General and administrative expenses - General and administrative expenses are allocated in part to the Partnership by the managing general partner or its affiliates. Such allocated expenses are determined by the managing general partner based upon its judgement of the level of activity of the Partnership relative to the managing general partner's activities and other entities it manages. The method of allocation has varied in certain years and may do so again depending on the activities of the managed entities.

     Environmental - The Partnership is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Partnership to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

Note 3.  Impairment of long-lived assets

     The Partnership adopted SFAS 21 effective for the fourth quarter of 1995. SFAS 121 requires that long-lived assets held and used by an entity, including oil and gas properties accounted for under the successful efforts method of accounting, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets to be disposed of are to be accounted for at the lower of carrying amount or fair value less cost to sell when management has committed to a plan to dispose of the assets. All companies, including successful efforts oil and gas companies, are required to adopt SFAS 121 for fiscal years beginning after December 15, 1995.

     In order to determine whether an impairment had occurred, the Partnership estimated the expected future cash flows of its oil and gas properties and compared such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount was recoverable. For those oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Partnership adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result, the Partnership recognized a non-cash charge of $20,719 related to its oil and gas properties during the fourth quarter of 1995.

     As of December 31, 1995, management had not committed to sell any Partnership assets.

Note 4.  Income taxes

     The  financial   statement  basis  of  the  Partnership's  net  assets  and liabilities was $492,560 greater than the tax basis at December 31, 1995.

     The following is a reconciliation of net income per statements of operations with the net income per Federal income tax returns for the years ended December 31:
                                          1995           1994           1993
                                        ---------      ---------      ---------

  Net income per statements of
   operations                           $  34,081      $ 102,033      $ 590,151
  Depletion and depreciation
   provisions for tax reporting
   purposes under amounts for
   financial reporting purposes           151,722        123,767        146,057
  Impairment of oil and gas properties
   for financial reporting purposes        20,719             -              -
  Abandonment costs for tax reporting
   purposes under amounts for
   financial reporting purposes                -              -          35,363
  Other, net                                  (86)          (814)         2,272
                                         --------      ---------       --------
       Net income per Federal
        income tax returns              $ 206,436     $  224,986      $ 773,843
                                         ========      =========       ========

Note 5.   Oil and gas producing activities

     The following is a summary of the costs incurred, whether capitalized or expensed, related to the Partnership's oil and gas producing activities for the years ended December 31:
                                       1995           1994           1993
                                    ---------      ---------      ---------
   Property acquisition costs       $     -        $     -        $   2,934
                                     ========       ========       ========
   Development costs                $     250      $     -        $  48,671
                                     ========       ========       ========

     Capitalized oil and gas properties consist of the following:

                                        1995            1994           1993
                                    -----------     -----------    -----------
   Proved properties:
     Property acquisition costs     $   448,668     $   456,246    $   456,246
     Completed wells and equipment    9,960,796      10,040,463     10,040,463
                                     ----------      ----------     ----------
                                     10,409,464      10,496,709     10,496,709
   Accumulated depletion             (8,970,229)     (8,879,212)    (8,746,188)
                                     ----------      ----------     ----------

         Net capitalized costs      $ 1,439,235     $ 1,617,497    $ 1,750,521
                                     ==========      ==========     ==========

     During 1995, the Partnership recognized a non-cash charge of $20,719 associated with the adoption of SFAS 121. See Note 3.

Note 6.  Related party transactions

     Pursuant to the limited partnership agreement, the Partnership had the following related party transactions with the managing general partner or its affiliates during the years ended December 31:

                                            1995          1994          1993
                                          ---------     ---------     ---------
  Payment of lease operating and
   supervision charges in accordance
   with standard industry operating
   agreements                             $ 144,583     $ 146,503     $ 146,956

  Reimbursement of general and
   administrative expenses                $  18,418     $  19,094     $  23,355

  Purchase of oil and gas properties
   and related equipment, at
   predecessor cost                       $     249     $      -      $      -

  Receipt of proceeds for the salvage
   value of retired oil and gas
   equipment                              $      -      $      -      $  37,363

     PPDLP, P&P Employees 82-I, Ltd. ("EMPL") and the Partnership are parties to the Partnership agreement. EMPL is a limited partnership in which PPDLP owns 77.5% and the remaining portion is owned by former affiliates. PPDLP owned 497 limited partner interests at January 1, 1995.

     The costs and revenues of the Partnership are allocated as follows:

                                                 General         Limited
                                                 partners        partners
                                                 --------        --------
    Revenues:
     Proceeds from property dispositions prior
       to cost recovery                             10%             90%
     All other Partnership revenues                 25%             75%

    Costs and expenses:
     Lease acquisition costs, drilling and
       completion costs                             10%             90%
     Operating costs, direct costs and general
       and administrative expenses                  25%             75%

Note 7.  Oil and gas information (unaudited)

     The following table presents information relating to the Partnership's estimated proved oil and gas reserves at December 31, 1995, 1994 and 1993 and changes in such quantities during the years then ended. All of the Partnership's reserves are proved and located within the United States. The Partnership's reserves are based on an evaluation prepared by the engineering staff of PPUSA and reviewed by an independent petroleum consultant, using criteria established by the Securities and Exchange Commission. Reserve value information is available to limited partners pursuant to the Partnership agreement and, therefore, is not presented.

                                                 Oil (bbls)       Gas (mcf)
                                                ----------       ----------
   Net proved reserves at January 1, 1993          399,375        1,600,653
   Revisions of estimates of January 1, 1993         5,586          (42,877)
   Production                                      (31,709)        (117,576)
                                                ----------       ----------
   Net proved reserves at December 31, 1993        373,252        1,440,200
   Revisions of estimates of December 31, 1993     (46,824)        (154,774)
   Production                                      (27,699)        (110,979)
                                                ----------       ----------
   Net proved reserves at December 31, 1994        298,729        1,174,447
   Revisions of estimates of December 31, 1994      61,976          222,702
   Production                                      (25,404)        (103,030)
                                                ----------       ----------
   Net proved reserves at December 31, 1995        335,301        1,294,119
                                                ==========       ==========

     The estimated present value of future net revenues of proved reserves, calculated using December 31, 1995 prices of $19.16 per barrel of oil and $1.97 per mcf of gas, discounted at 10% was approximately $1,861,000 and undiscounted was $3,344,000 at December 31, 1995.
                                       25

     The Partnership emphasizes that reserve estimates are inherently imprecise and, accordingly, the estimates are expected to change as future information becomes available.

Note 8.  Major customers

     The following table reflects the major customers of the Partnership's oil and gas sales during the years ended December 31:

                                     1995        1994        1993
                                     ----        ----        ----

        Phibro Energy, Inc.           69%         67%         67%
        GPM Gas Corporation            -          16%         17%

     PPDLP is party to a long-term agreement pursuant to which PPDLP and affiliates are to sell to Phibro Energy, Inc. ("Phibro") substantially all crude oil (including condensate) which any of such entities has the right to market from time to time. On December 29, 1995, PPDLP and Phibro entered into a Memorandum of Agreement ("Phibro MOA") that cancels the prior crude oil purchase agreement between the parties and provides for adjusted terms effective December 1, 1995. The price to be paid for oil purchased under the Phibro MOA is to be competitive with prices paid by other substantial purchasers in the same area who are significant competitors of Phibro. The price to be paid for oil purchased under the Phibro MOA also includes a market-related bonus that may vary from month to month based upon spot oil prices at various commodity trade points. The term of the Phibro MOA is through June 30, 1998, and it may continue thereafter subject to termination rights afforded each party. Although Phibro was required to post a $16 million letter of credit in connection with purchases under the prior agreement, it is anticipated that this security requirement will be replaced by a $25 million payment guarantee by Phibro's parent company, Salomon Inc. Accounts receivable-oil and gas sales included $36,802 due from Phibro at December 31, 1995.

Note 9.  Contingencies

     On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Partnership filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Partnership and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from PPDLP. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants, and Southmark, the Partnership, and the other plaintiffs indemnified the defendants against the claims of Jack N. Price. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations.

     On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Partnership and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988 in which he allegedly binds the Partnership and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement (the "Reserve") pending final resolution of the litigation by the court.

     On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount yet to be determined. Pursuant to their indemnity obligations, the Partnership, Southmark, PPDLP and other original plaintiffs will vigorously pursue appeal when the final judgment is entered. Southmark is vigorously pursuing its appeal of the judgment, and has posted a supersedeas bond using the Reserve as collateral. Trial against the Partnership is currently scheduled for April 29, 1996.

     Legal expenses were incurred during 1989, 1990, 1991, 1992 and 1993 by the Partnership and other joint property owners for participating in the lawsuit pursuant to the joint operating agreement. Litigation settlement proceeds received by the Partnership, less legal expenses incurred in 1993, are recorded as litigation settlement, net in the accompanying statement of operations for the year ended December 31, 1993.

     A distribution of $91,000,000 was made to the working interest owners, including the Partnership, on July 30, 1993. The limited partners received their distribution of $359,173, or $73.44 per limited partnership interest, in September 1993. The allocation of the lawsuit settlement amount was based on the original verdict entered on October 26, 1990. The allocation to the working interest owners in each well (including the Partnership) was based on a ratio of the relative amount of damages due to overcharges for services and materials ("Materials") and damages for loss of past and future production ("Production"), each as determined in that initial judgment. Within the Partnership, damages for Materials were allocated between the partners based on their original sharing percentages for costs of acquiring and/or drilling of wells. Similarly, damages related to Production were allocated to the partners in the Partnership based on their respective share of revenues from the subject wells (see Note 6).

     As a condition of the purchase by Parker & Parsley Petroleum Company of Parker & Parsley Development Company ("PPDC"), which was merged into PPDLP on January 1, 1995 (see Note 10), from its former parent in May 1989, PPDC's interest in the lawsuit and subsequent settlement was retained by the former parent. Consequently, all of PPDC's share of the settlement related to its separately held interests in the wells and its partnership interests in the sponsored partnerships (except that portion allocable to interests acquired by PPDC after May 1989) was paid to the former parent.

Note 10. Organization and operations

     The Partnership was organized June 1, 1982 as a limited partnership under the Texas Uniform Limited Partnership Act for the purpose of acquiring and developing oil and gas properties. The following is a brief summary of the more significant provisions of the limited partnership agreement:

     General partners - The general partners of the Partnership at December 31, 1994 were PPDC and EMPL. On January 1, 1995, PPDLP, a Texas limited partnership, became the managing general partner of the Partnership, by acquiring the rights and assuming the obligations of PPDC as the managing general partner of the Partnership. PPDC was merged into PPDLP on January 1, 1995. PPDLP's co-general partner is EMPL. PPDLP acquired PPDC's rights and obligations as managing general partner of the Partnership in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar L.P., which survived the merger with a change of name to PPDLP. PPDLP has the power and authority to manage, control and administer all Partnership affairs.

     Limited partner liability - The maximum amount of liability of any limited partner is the total contributions of such partner plus his share of any undistributed profits.

     Initial capital contributions - The limited partners entered into subscription agreements for aggregate capital contributions of $9,782,000. During 1985, the Partnership received a total of $1,372,500 from its limited partners in response to an assessment called by the general partner. Additionally, $650,000 was contributed by the managing general partner for limited partnership interests on unpaid assessments of which $500,000 was paid in 1985 and $150,000 in 1986. The general partners are required to contribute amounts equal to 10% of Partnership expenditures for lease acquisition, drilling and completion and 25% of direct, general and administrative and operating expenses, and by agreement must maintain a calculated minimum capital balance.

                            PARKER & PARSLEY 82-I, LTD.

                                 INDEX TO EXHIBITS




     The following documents are incorporated by reference in response to Item 14(c):

  Exhibit No.                    Description                        Page

  3.1             Agreement of Limited Partnership of Parker          -
                  & Parsley 82-I, Ltd. incorporated by reference to Exhibit 4(e) of Registrant's Registration
                  Statement on Form S-1 (Registration No.
                  2-75503A), as amended on February 4, 1982, the effective date thereof (hereinafter called, the Registration Statement)

  3.2             Amended and Restated Certificate of Limited         -
                  Partnership of Parker & Parsley 82-I, Ltd.
                  incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1983

  4.1             Form of Subscription Agreement and Power            -
                  of Attorney incorporated by reference to
                  Exhibit 4(b) of the Registrant's Registration
                  Statement

  4.2             Specimen Certificate of Limited Partnership         -
                  Interest incorporated by reference to Exhibit
                  4(d) of the Registrant's Registration Statement

99.1 *            Mutual Release and Indemnity Agreement dated
                  May 25, 1993                                        -