Form 10-Q
period 1996-03-31
PARKER & PARSLEY 82 I LTD
filed 1996-05-14
CIK 714909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


    / x /        Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1996

                                       or

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

                               Page 1 of 12 pages.

                             -There are no exhibits-

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information
Item 1.   Financial Statements
                                 BALANCE SHEETS

                                                    March 31,      December 31,
                                                      1996            1995
                                                   -----------     -----------
                                                   (Unaudited)
                 ASSETS
Current assets:
   Cash and cash equivalents, including interest
      bearing deposits of $80,100 at March 31
      and $82,469 at December 31                   $    80,600     $    83,890
   Accounts receivable - oil and gas sales              73,719          62,586
                                                    ----------      ----------

         Total current assets                          154,319         146,476

Oil and gas properties - at cost, based on the
   successful efforts accounting method             10,409,568      10,409,464
      Accumulated depletion                         (8,999,597)     (8,970,229)
                                                    ----------      ----------

         Net oil and gas properties                  1,409,971       1,439,235
                                                    ----------      ----------

                                                   $ 1,564,290     $ 1,585,711
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                    $    21,101     $    50,057

Partners' capital:
   Limited partners (4,891 interests)                1,278,391       1,277,125
   General partners                                    264,798         258,529
                                                    ----------      ----------

                                                     1,543,189       1,535,654
                                                    ----------      ----------

                                                   $ 1,564,290     $ 1,585,711
                                                    ==========      ==========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three months ended
                                                           March 31,
                                                      1996           1995
                                                   ----------     ----------
Revenues:
  Oil and gas sales                                $  169,318     $  171,770
  Interest income                                         995          1,321
                                                    ---------      ---------

       Total revenues                                 170,313        173,091

Costs and expenses:
  Production costs                                     83,985        103,235
  General and administrative expenses                   5,330          5,912
  Depletion                                            29,368         44,657
                                                    ---------      ---------

       Total costs and expenses                       118,683        153,804
                                                    ---------      ---------

Net income                                         $   51,630     $   19,287
                                                    =========      =========

Allocation of net income:
  General partners                                 $   17,313     $   11,521
                                                    =========      =========

  Limited partners                                 $   34,317     $    7,766
                                                    =========      =========

Net income per limited partnership interest        $     7.02     $     1.59
                                                    =========      =========

Distributions per limited partnership interest     $     6.76     $    10.79
                                                    =========      =========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)




                                    General         Limited
                                    partners        partners          Total
                                   -----------     -----------     -----------

Balance at January 1, 1995         $   286,129     $ 1,478,510     $ 1,764,639

    Distributions                      (17,597)        (52,792)        (70,389)

    Net income                          11,521           7,766          19,287
                                    ----------      ----------      ----------

Balance at March 31, 1995          $   280,053     $ 1,433,484     $ 1,713,537
                                    ==========      ==========      ==========


Balance at January 1, 1996         $   258,529     $ 1,277,125     $ 1,535,654

    Distributions                      (11,044)        (33,051)        (44,095)

    Net income                          17,313          34,317          51,630
                                    ----------      ----------      ----------

Balance at March 31, 1996          $   264,798     $ 1,278,391     $ 1,543,189
                                    ==========      ==========      ==========


         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                         Three months ended
                                                              March 31,
                                                         1996          1995
                                                       ---------     ---------
Cash flows from operating activities:

 Net income                                            $  51,630     $  19,287
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depletion                                              29,368        44,657
   Salvage income from equipment disposals                    -             -
 Changes in assets and liabilities:
   Increase in accounts receivable                       (11,133)       (9,624)
   (Decrease) increase in accounts payable               (29,812)        4,433
                                                        --------      --------

    Net cash provided by operating activities             40,053        58,753

Cash flows from investing activities:

  Disposals of oil and gas properties                        752            -

Cash flows from financing activities:
  Cash distributions to partners                         (44,095)      (70,389)
                                                        --------      --------

Net decrease in cash and cash equivalents                 (3,290)      (11,636)
Cash and cash equivalents at beginning of period          83,890       101,573
                                                        --------      --------

Cash and cash equivalents at end of period             $  80,600     $  89,937
                                                        ========      ========

         The financial information included herein has been prepared by management without audit byindependent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)


NOTE 1.

Parker & Parsley 82-I, Ltd. (the "Registrant") is a limited partnership organized in 1982 under the laws of the State of Texas.

The Registrant engages primarily in oil and gas exploration, development and production in Texas and New Mexico and is not involved in any industry segment other than oil and gas.

NOTE 2.

In the opinion of management, the unaudited financial statements as of March 31, 1996 of the Registrant include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

NOTE 3.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from Parker & Parsley Development L.P. ("PPDLP"). The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants, and Southmark, the Registrant, and the other plaintiffs indemnified the defendants against the claims of Jack N. Price. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988 in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit was without merit and has vigorously defended it, PPDLP has held in reserve approximately 12.5% of the total settlement (the "Reserve") pending final resolution of the litigation.

A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $359,173, or $73.44 per limited partnership interest, in September 1993. The allocation of the lawsuit settlement amount was based on the original verdict entered on October 26, 1990. The allocation to the working interest owners in each well (including the Registrant) was based on a ratio of the relative amount of damages due to overcharges for services and materials ("Materials") and damages for loss of past and future production ("Production"), each as determined in that initial judgment. Within the Registrant, damages for Materials were allocated between the partners based on their original sharing percentages for costs of acquiring and/or drilling of wells. Similarly, damages related to Production were allocated to the partners in the Registrant based on their respective share of revenues from the subject wells.

As a condition of the purchase by Parker & Parsley Petroleum Company of Parker & Parsley Development Company ("PPDC"), which was merged into PPDLP on January 1, 1995, from its former parent in May 1989, PPDC's interest in the lawsuit and subsequent settlement was retained by the former parent. Consequently, all of PPDC's share of the settlement related to its separately held interests in the wells and its partnership interests in the sponsored partnerships (except that portion allocable to interests acquired by PPDC after May 1989) was paid to the former parent.

On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount yet to be determined. Pursuant to their indemnity obligations, the Registrant, Southmark, PPDLP and other original plaintiffs have vigorously protected the rights of both Dresser and Baker Hughes. Southmark has vigorously pursued its appeal of the judgment, and has posted a supersedeas bond using the Reserve as collateral. On April 29, 1996, all of the parties, including the Registrant and Southmark, entered into a $7.4 million settlement with Price which fully and finally resolves all of the litigation and disputes between the parties, including the Registrant's indemnity obligations to Dresser and Baker Hughes.

Pursuant to the settlement agreement, all of the pending lawsuits and judgments will be dismissed, the supersedeas bond released, and the Reserve released as collateral. It is expected that before the end of the third quarter, the necessary dismissals and releases will be effected, the managing general partner will conduct an accounting of income and expenses among the parties, and a final distribution will be made to the working interest owners, including the Registrant and its partners.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations(1)

The Registrant was formed June 1, 1982. The Registrant consisted of two general partners at December 31, 1994, Parker & Parsley Development Company ("PPDC") and P&P Employees 82-I, Ltd. ("EMPL"), a Texas limited partnership whose general partner was PPDC, and 670 limited partners. On January 1, 1995, Parker & Parsley Development L.P. ("PPDLP"), a Texas limited partnership, became the managing general partner of the Registrant and EMPL, by acquiring the rights and assuming the obligations of PPDC. PPDLP's co-general partner is EMPL. PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar L.P., which survived the merger with a change of name to PPDLP. The sole general partner of PPDLP is Parker & Parsley Petroleum USA, Inc. PPDLP has the power and authority to manage, control and administer all Registrant affairs. The limited partners contributed $9,782,000 representing 4,891 interests ($2,000 per interest).

Since its formation, the Registrant invested $11,924,849 in various prospects that were drilled in Texas and New Mexico. Six wells were dry holes from previous periods, one well was plugged and abandoned in 1993 due to unprofitable operations and one well was sold in 1995. At March 31, 1996, the Registrant had 26 producing oil and gas wells.

Results of Operations

Revenues:

The Registrant's oil and gas revenues decreased to $169,318 from $171,770 for the three months ended March 31, 1996 and 1995, respectively, a decrease of $2,452. The decrease in revenues resulted from a 10% decrease in the average price received per mcf of gas, a 7% decrease in barrels of oil produced and sold and a 2% decrease in mcf of gas produced and sold, offset by an 11% increase in the average price received per barrel of oil. For the three months ended March 31, 1996, 6,206 barrels of oil were sold compared to 6,656 for the same period in 1995, a decrease of 450 barrels. For the three months ended March 31, 1996, 24,816 mcf of gas were sold compared to 25,393 for the same period in 1995, a decrease of 577 mcf. The decrease in production volumes was primarily due to the decline characteristics of the Registrant's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $1.96 from $17.25 for the three months ended March 31, 1995 to $19.21 for the same period in 1996 while the average price received per mcf of gas decreased from $2.24 during the three months ended March 31, 1995 to $2.02 for the same period in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1996.

Costs and Expenses:

Total costs and expenses decreased to $118,683 for the three months ended March 31, 1996 as compared to $153,804 for the same period in 1995, a decrease of $35,121, or 23%. This decrease was due to declines in production costs, general and administrative expenses ("G&A") and depletion.

Production costs were $83,985 for the three months ended March 31, 1996 and $103,235 for the same period in 1995 resulting in a $19,250 decrease, or 19%. The decrease was primarily due to less well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 10% from $5,912 for the three months ended March 31, 1995 to $5,330 for the same period in 1996.

Depletion was $29,368 for the three months ended March 31, 1996 compared to $44,657 for the same period in 1995. This represented a decrease in depletion of $15,289, or 34%, primarily due to the adoption of the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" effective for the fourth quarter of 1995 and the reduction of net depletable basis resulting from the charge taken upon such adoption. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 450 barrels for the three months ended March 31, 1996 from the same period in 1995, while oil reserves of barrels were revised upward by 61,976 barrels, or 21%.

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

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988 in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit was without merit and has vigorously defended it,

PPDLP has held in reserve approximately 12.5% of the total settlement (the "Reserve") pending final resolution of the litigation.

A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $359,173, or $73.44 per limited partnership interest, in September 1993. The allocation of the lawsuit settlement amount was based on the original verdict entered on October 26, 1990. The allocation to the working interest owners in each well (including the Registrant) was based on a ratio of the relative amount of damages due to overcharges for services and materials ("Materials") and damages for loss of past and future production ("Production"), each as determined in that initial judgment. Within the Registrant, damages for Materials were allocated between the partners based on their original sharing percentages for costs of acquiring and/or drilling of wells. Similarly, damages related to Production were allocated to the partners in the Registrant based on their respective share of revenues from the subject wells.

As a condition of the purchase by Parker & Parsley Petroleum Company of PPDC, which was merged into PPDLP on January 1, 1995, from its former parent in May 1989, PPDC's interest in the lawsuit and subsequent settlement was retained by the former parent. Consequently, all of PPDC's share of the settlement related to its separately held interests in the wells and its partnership interests in the sponsored partnerships (except that portion allocable to interests acquired by PPDC after May 1989) was paid to the former parent.

On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount yet to be determined. Pursuant to their indemnity obligations, the Registrant, Southmark, PPDLP and other original plaintiffs have vigorously protected the rights of both Dresser and Baker Hughes. Southmark has vigorously pursued its appeal of the judgment, and has posted a supersedeas bond using the Reserve as collateral. On April 29, 1996, all of the parties, including the Registrant and Southmark, entered into a $7.4 million settlement with Price which fully and finally resolves all of the litigation and disputes between the parties, including the Registrant's indemnity obligations to Dresser and Baker Hughes.

Pursuant to the settlement agreement, all of the pending lawsuits and judgments will be dismissed, the supersedeas bond released, and the Reserve released as collateral. It is expected that before the end of the third quarter, the necessary dismissals and releases will be effected, the managing general partner will conduct an accounting of income and expenses among the parties, and a final distribution will be made to the working interest owners, including the Registrant and its partners.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased to $40,053 during the three months ended March 31, 1996, an $18,700 decrease from the same period ended

March 31, 1995. The decrease was due to a decline in oil and gas sales receipts, offset by an increase in expenditures for production costs. The decline in oil and gas sales receipts was due to a decrease in the average price received per mcf of gas and a decrease in barrels of oil and mcf of gas produced and sold. The increase in production cost expenditures was primarily due to additional well repair and maintenance costs.

Net Cash Provided by Investing Activities

The Registrant received $752 during the three months ended March 31, 1996 from the disposal of oil and gas equipment on active properties.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1996 to cover distributions to the partners of $44,095 of which $33,051 was distributed to the limited partners and $11,044 to the general partners. For the same period ended March 31, 1995, cash was sufficient for distributions to the partners of $70,389 of which $52,792 was distributed to the limited partners and $17,597 to the general partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

- - ---------------

(1) "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements.




                           Part II. Other Information

Item 1.     Legal Proceedings

The Registrant is a party to material litigation which is described in Note 3 of Notes to Financial Statements above.

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


                                     PARKER & PARSLEY 82-1, LTD.

                               By:   Parker & Parsley Development L.P.,
                                     Managing General Partner

                                     By:  Parker & Parsley Petroleum USA, Inc.
                                          ("PPUSA"), General Partner



Dated:  May 14, 1996           By:    /s/ Steven L. Beal
                                     -----------------------------------------
                                     Steven L. Beal, Senior Vice President
                                     and Chief Financial Officer of PPUSA