Form 10-Q
period 1996-06-30
PARKER & PARSLEY 82 I LTD
filed 1996-08-09
CIK 714909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

  /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1996, or

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

                                 Yes /x/ No / /

                               Page 1 of 15 pages.
                             There are no exhibits.

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                 June 30,      December 31,
                                                   1996           1995
                                               ------------   ------------
                                               (Unaudited)
              ASSETS
Current assets:
 Cash and cash equivalents, including
  interest bearing deposits of
  $109,202 at June 30 and $82,469
  at December 31                               $    109,702   $     83,890
 Accounts receivable - oil and gas
  sales                                              67,864         62,586
                                                -----------    -----------
     Total current assets                           177,566        146,476

Oil and gas properties - at cost, based
 on the successful efforts accounting
 method                                          10,334,241     10,409,464
  Accumulated depletion                          (8,949,688)    (8,970,229)
                                                -----------    -----------
     Net oil and gas properties                   1,384,553      1,439,235
                                                -----------    -----------
                                               $  1,562,119   $  1,585,711
                                                ===========    ===========
   LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Accounts payable - affiliate                  $     28,904   $     50,057
Partners' capital:
 Limited partners (4,891 interests)               1,269,823      1,277,125
 General partners                                   263,392        258,529
                                                -----------    -----------
                                                  1,533,215      1,535,654
                                                -----------    -----------
                                               $  1,562,119   $  1,585,711
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

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                               Three months ended        Six months ended
                                    June 30,                  June 30,
                               1996         1995         1996         1995
                            ----------   ----------   ----------   ----------
Revenues:
 Oil and gas sales          $  182,540   $  166,485   $  351,858   $  338,255
 Interest income                 1,327        1,652        2,322        2,973
 Litigation settlement          43,618           -        43,618           -
                             ---------    ---------    ---------    ---------
     Total revenues            227,485      168,137      397,798      341,228

Costs and expenses:
 Production costs               77,487       92,839      161,472      196,074
 General and admin-
  istrative expenses             5,924        2,664       11,254        8,576
 Depletion                      25,417       44,252       54,785       88,909
 Loss on sale of asset              -           249           -           249
 Abandoned property
  costs                          2,236           -         2,236           -
                             ---------    ---------    ---------    ---------
     Total costs and
      expenses                 111,064      140,004      229,747      293,808
                             ---------    ---------    ---------    ---------
Net income                  $  116,421   $   28,133   $  168,051  $   47,420
                             =========    =========    =========    =========
Allocation of net income:
 General partners           $   31,933   $   13,671   $   49,246   $   25,192
                             =========    =========    =========    =========
 Limited partners           $   84,488   $   14,462   $  118,805   $   22,228
                             =========    =========    =========    =========
Net income per limited
 partnership interest       $    17.27   $     2.95   $    24.29   $     4.54
                             =========    =========    =========    =========
Distributions per limited
 partnership interest       $    19.02   $    12.07   $    25.78   $    22.86
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

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)



                                       General       Limited
                                       partners      partners       Total
                                      ----------    ----------    ----------


Balance at January 1, 1995           $   286,129   $ 1,478,510   $ 1,764,639

Distributions                            (38,855)     (111,814)     (150,669)

Net income                                25,192        22,228        47,420
                                      ----------    ----------    ----------
Balance at June 30, 1995             $   272,466   $ 1,388,924   $ 1,661,390
                                      ==========    ==========    ==========


Balance at January 1, 1996           $   258,529   $ 1,277,125   $ 1,535,654

Distributions                            (44,383)     (126,107)     (170,490)

Net income                                49,246       118,805       168,051
                                      ----------    ----------    ----------
Balance at June 30, 1996             $   263,392   $ 1,269,823   $ 1,533,215
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

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                        Six months ended
                                                            June 30,
                                                       1996          1995
                                                    ----------    ----------
Cash flows from operating activities:
 Net income                                        $   168,051   $    47,420
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depletion                                            54,785        88,909
   Loss on sale of asset                                    -            249
Changes in assets and liabilities:
 (Increase) decrease in accounts receivable             (5,278)        3,540
 Increase (decrease) in accounts payable               (22,009)       12,239
                                                    ----------    ----------
     Net cash provided by operating
      activities                                       195,549       152,357

Cash flows from investing activities:
  Deletions to oil and gas properties                      753            -

Cash flows from financing activities:
 Cash distributions to partners                       (170,490)     (150,669)
                                                    ----------    ----------
Net increase in cash and cash equivalents               25,812         1,688
Cash and cash equivalents at beginning
 of period                                              83,890       101,573
                                                    ----------    ----------
Cash and cash equivalents at end
 of period                                         $   109,702   $   103,261
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

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)


NOTE 1.

Parker & Parsley 82-I, L.P. (the "Registrant") is a limited partnership organized in 1982 under the laws of the State of Texas.

The Registrant engages primarily in oil and gas exploration, development and production in Texas and New Mexico and is not involved in any industry segment other than oil and gas.

NOTE 2.

In the opinion of management, the Registrant's unaudited financial statements as of June 30, 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

NOTE 3.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ- Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from Parker & Parsley Development L.P. ("PPDLP"). The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants, and Southmark, the

Registrant, and the other plaintiffs indemnified the defendants against the claims of Jack N. Price. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations.

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

On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount to be determined. Pursuant to their indemnity obligations, the Registrant, Southmark, PPDLP and other original plaintiffs vigorously protected the rights of both Dresser and Baker Hughes. Southmark vigorously pursued its appeal of the judgment, and posted a supersedeas bond using the Reserve as collateral. On
April 29, 1996, all of the parties, including the Registrant and Southmark, entered into a $7.4 million settlement with Price which fully and finally resolves all of the litigation and disputes between the parties, including the Registrant's indemnity obligations to Dresser and Baker Hughes.

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. The managing general partner conducted an accounting of income and expenses among the parties, and, on June 28, 1996, made a final $9.3 million distribution to the working interest owners, including the Registrant and its partners, resulting in a distribution of $34,033 to the limited partners, or $6.96 per limited partnership interest. The distribution was allocated to the limited partners using the same methodology as the original $91 million distribution in 1993.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS (1)

Results of Operations

Six months ended June 30, 1996 compared with six months ended June 30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $351,858 from $338,255 for the six months ended June 30, 1996 and 1995, respectively, an increase of 4%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by a 14% decrease in barrels of oil produced and sold and a 6% decrease in mcf of gas produced and sold. For the six months ended June 30, 1996, 11,623 barrels of oil were sold compared to 13,530 for the same period in 1995, a decrease of 1,907 barrels. For the six months ended June 30, 1996, 48,201 mcf of gas were sold compared to 51,345 mcf for the same period in 1995, a decrease of 3,144 mcf. The decreases in production volumes were primarily due to the decline characteristics of the Registrant's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.98, or 17%, from $17.68 for the six months ended June 30, 1995 to $20.66 for the same period in 1996 while the average price received per mcf of gas increased 20% from $1.93 during the six months ended June 30, 1995 to $2.32 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1996.

Costs and Expenses:

Total costs and expenses decreased to $229,747 for the six months ended June 30, 1996 as compared to $293,808 for the same period in 1995, a decrease of $64,061, or 22%. This decrease was due to declines in production costs, depletion and loss on sale of asset, offset by increases in general and administrative expenses ("G&A") and abandoned property costs.

Production costs were $161,472 for the six months ended June 30, 1996 and $196,074 for the same period in 1995 resulting in a $34,602 decrease, or 18%, primarily attributable to a reduction in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 31% from $8,576 for the six months ended June 30, 1995 to $11,254 for the same period in 1996.

Depletion was $54,785 for the six months ended June 30, 1996 compared to $88,909 for the same period in 1995. This represented a decrease in depletion of $34,124, or 38%, primarily attributable to the adoption of the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") effective the fourth quarter of 1995 and the reduction of net depletable basis resulting from the charge taken upon such adoption. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 1,907 barrels for the six months ended June 30, 1996 from the same period in 1995, while oil reserves of barrels were revised upward by 61,976 barrels, or 21%.

A loss of $249 from the sale of one fully depleted property was recognized during the six months ended June 30, 1995, reflecting reimbursement of revenues received after the effective date of sale. There were no property sales during the six months ended June 30, 1996.

Abandoned property costs for the six months ended June 30, 1996 were $2,236 to plug and abandon one oil and gas well. There were no abandoned property costs for the same period in 1995.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ- Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from PPDLP. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants, and Southmark, the Registrant, and the other plaintiffs indemnified the defendants against the claims of Jack N. Price. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations.

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

On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount to be determined. Pursuant to their indemnity obligations, the Registrant, Southmark, PPDLP and other original plaintiffs vigorously protected the rights of both Dresser and Baker Hughes. Southmark vigorously pursued its appeal of the judgment, and posted a supersedeas bond using the Reserve as collateral. On
April 29, 1996, all of the parties, including the Registrant and Southmark, entered into a $7.4 million settlement with Price which fully and finally resolves all of the litigation and disputes between the parties, including the Registrant's indemnity obligations to Dresser and Baker Hughes.

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. The managing general partner conducted an accounting of income and expenses among the parties, and, on June 28, 1996, made a final $9.3 million distribution to the working interest owners, including the Registrant and its partners, resulting in a distribution of $34,033 to the limited partners, or $6.96 per limited partnership interest. The distribution was allocated to the limited partners using the same methodology as the original $91 million distribution in 1993.

Three months ended June 30, 1996 compared with three months ended June 30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $182,540 from $166,485 for the three months ended June 30, 1996 and 1995, respectively, an increase of 10%. The increase resulted from higher average prices received per barrel of oil and mcf of gas, offset by a decrease in barrels of oil and mcf of gas produced and sold. For the three months ended June 30, 1996, 5,417 barrels of oil were sold compared to 6,874 for the same period in 1995, a decrease of 1,457 barrels, or 21%. For the three months ended June 30, 1996, 23,385 mcf of gas were sold compared to 25,952 for the same period in 1995, a decrease of 2,567 mcf, or 10%. The decreases in production volumes were primarily due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $4.22, or 23%, from $18.11 for the three months ended June 30, 1995 to $22.33 for the three months ended June 30, 1996, while the average price received per mcf of gas increased 62% from $1.62 to $2.63 for the same period in 1995.

Costs and Expenses:

Total costs and expenses decreased to $111,064 for the three months ended June 30, 1996 as compared to $140,004 for the three months ended June 30, 1995, a decrease of $28,940, or 21%. This decrease was due to declines in production costs, depletion and loss on sale of asset, offset by an increase in G&A and abandoned property costs.

Production costs were $77,487 for the three months ended June 30, 1996 and $92,839 for the same period in 1995 resulting in a $15,352 decrease, or 17%. This decrease was due to reductions in repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, from $2,664 for the three months ended June 30, 1995 to $5,924 for the same period in 1996.

Depletion was $25,417 for the three months ended June 30, 1996 compared to $44,252 for the same period in 1995. This represented a decrease in depletion of $18,835, or 43%, primarily attributable to the adoption of FAS 121 the fourth quarter of 1995, as discussed previously. Oil production decreased 1,457 barrels for the three months ended June 30, 1996 from the same period in 1995.

A loss of $249 from the sale of one fully depleted property was recognized during the three months ended June 30, 1995, reflecting reimbursement of revenues received after the effective date of sale. There were no property sales during the same period in 1996.

Abandoned property costs were $2,236 for the three months ended June 30, 1996 to plug and abandon one well. There were no abandoned property costs for the same period in 1995.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased during the six months ended June 30, 1996 $43,192 from the same period ended June 30, 1995. This increase was primarily due to the receipt of proceeds from the litigation settlement discussed in Note 3.

Net Cash Provided by Investing Activities

The Registrant received $753 in proceeds during the six months ended June 30, 1996 from the disposal of oil and gas equipment on active properties.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1996 to cover distributions to the partners of $170,490 of which $126,107 was distributed to the limited partners and $44,383 to the general partners. For the same period ended June 30, 1995, cash was sufficient for distributions to the partners of $150,669 of which $111,814 was distributed to the limited partners and $38,855 to the general partners.

Cash distributions to the partners of $170,490 for the six months ended June 30, 1996 included $34,033 to the limited partners and $9,585 to the general partners, resulting from proceeds received in the litigation settlement as discussed in Note 3.

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

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Registrant is party to material litigation which is described in Note 3 of Notes to Financial Statements above.

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


                                    PARKER & PARSLEY 82-1, LTD.

                                By: Parker & Parsley Development L.P.,
                                     Managing General Partner
                                    By:  Parker & Parsley Petroleum USA, Inc.
                                         ("PPUSA"), General Partner




Dated:  August 8, 1996          By:  /s/ Steven L. Beal
                                   ---------------------------------------
                                   Steven L. Beal, Senior Vice
                                     President and Chief Financial
                                     Officer of PPUSA