Form 10-Q
period 1996-09-30
PARKER & PARSLEY 82 I LTD
filed 1996-11-06
CIK 714909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


     / x /       Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996

                                       or

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

                                Yes / x / No / /

                               Page 1 of 14 pages.

                             -There are no exhibits-

                           PARKER & PARSLEY 82-I, LTD.

                                TABLE OF CONTENTS


                                                                     Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 1996 and
              December 31, 1995   .................................    3

           Statements of Operations for the three and nine
             months ended September 30, 1996 and 1995..............    4

           Statement of Partners' Capital for the nine months
             ended September 30, 1996..............................    5

           Statements of Cash Flows for the nine months ended
             September 30, 1996 and 1995...........................    6

           Notes to Financial Statements...........................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................    9



                      Part II. Other Information

Item 1.    Legal Proceedings.......................................   13

             Signatures............................................   14

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS
                                                    September 30,  December 31,
                                                        1996          1995
                                                    -----------    -----------
                                                    (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $103,913 at September 30
     and $82,469 at December 31                     $   104,413    $    83,890
  Accounts receivable - oil and gas sales                68,052         62,586
                                                     ----------     ----------
         Total current assets                           172,465        146,476
                                                     ----------     ----------

Oil and gas properties - at cost, based on the
  successful efforts accounting method               10,409,838     10,409,464
     Accumulated depletion                           (9,047,239)    (8,970,229)
                                                     ----------     ----------
         Net oil and gas properties                   1,362,599      1,439,235
                                                     ----------     ----------
                                                    $ 1,535,064    $ 1,585,711
                                                     ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                      $    30,431    $    50,057

Partners' capital:
  Limited partners (4,891 interests)                  1,245,052      1,277,125
  General partners                                      259,581        258,529
                                                     ----------     ----------
                                                      1,504,633      1,535,654
                                                     ----------     ----------
                                                    $ 1,535,064    $ 1,585,711
                                                     ==========     ==========

The financial information included as of September 30, 1996 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                    Three months ended      Nine months ended
                                       September 30,           September 30,
                                  ---------------------   ---------------------
                                     1996        1995        1996        1995
                                  ---------   ---------   ---------   ---------
Revenues:
   Oil and gas                    $ 149,723   $ 134,422   $ 501,581   $ 472,677
   Interest                           1,494       1,769       3,816       4,742
   Litigation settlement                -           -        43,618         -
                                   --------    --------    --------    --------

                                    151,217     136,191     549,015     477,419
                                   --------    --------    --------    --------
Costs and expenses:
   Oil and gas production            68,402     106,354     229,874     302,428
   General and administrative         7,114       7,047      18,368      15,623
   Depletion                         22,225      42,742      77,010     131,651
   Loss on sale of asset                -           -           -           249
   Abandoned property                   -           -         2,236         -
                                   --------    --------    --------    --------

                                     97,741     156,143     327,488     449,951
                                   --------    --------    --------    --------

Net income (loss)                 $  53,476   $ (19,952)  $ 221,527   $  27,468
                                   ========    ========    ========    ========
Allocation of net income (loss):
   General partners               $  16,703   $   1,423   $  65,949   $  26,615
                                   ========    ========    ========    ========

   Limited partners               $  36,773   $ (21,375)  $ 155,578   $     853
                                   ========    ========    ========    ========
Net income (loss) per limited
   partnership interest           $    7.52   $   (4.37)  $   31.81   $     .17
                                   ========    ========    ========    ========
Distributions per limited
   partnership interest           $   12.59   $    9.65   $   38.37   $   32.51
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

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                      General       Limited
                                      partners      partners          Total
                                     ---------     -----------     -----------


Balance at January 1, 1996           $ 258,529     $ 1,277,125     $ 1,535,654

    Distributions                      (64,897)       (187,651)       (252,548)

    Net income                          65,949         155,578         221,527
                                      --------      ----------      ----------

Balance at September 30, 1996        $ 259,581     $ 1,245,052     $ 1,504,633
                                      ========      ==========      ==========




         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Nine months ended
                                                             September 30,
                                                          1996          1995
                                                       ---------     ---------
Cash flows from operating activities:

  Net income                                           $ 221,527     $  27,468
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depletion                                           77,010       131,651
      Loss on sale of asset                                  -             249
  Changes in assets and liabilities:
      (Increase) decrease in accounts receivable          (5,466)       16,287
      Increase (decrease) in accounts payable            (20,482)       20,128
                                                        --------      --------

           Net cash provided by operating activities     272,589       195,783
                                                        --------      --------

Cash flows from investing activities:

  Additions (deletions) to oil and gas properties            482        (1,096)

Cash flows from financing activities:

  Cash distributions to partners                        (252,548)     (210,092)
                                                        --------      --------

Net increase (decrease) in cash and cash equivalents      20,523       (15,405)
Cash and cash equivalents at beginning of period          83,890       101,573
                                                        --------      --------

Cash and cash equivalents at end of period             $ 104,413     $  86,168
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

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)


Note 1.

Parker & Parsley 82-I, Ltd. (the "Registrant") is a limited partnership organized in 1982 under the laws of the State of Texas.

The Registrant engages primarily in oil and gas exploration, development and production in Texas and New Mexico and is not involved in any industry segment other than oil and gas.

Note 2.

In the opinion of management, the Registrant's unaudited financial statements as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

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

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners, including $34,033, or $6.96 per limited partnership interest to the Registrant and its partners.

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 1996 compared with nine months ended  September
 30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $501,581 from $472,677 for the nine months ended September 30, 1996 and 1995, respectively, an increase of 6%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by a 15% decrease in barrels of oil produced and sold and an 8% decrease in mcf of gas produced and sold. For the nine months ended September 30, 1996, 16,758 barrels of oil were sold compared to 19,765 for the same period in 1995, a decrease of 3,007 barrels. For the nine months ended September 30, 1996, 66,916 mcf of gas were sold compared to 73,035 for the same period in 1995, a decrease of 6,119 mcf. The decreases in production volumes were primarily due to the decline characteristics of the Registrant's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $3.73, or 22%, from $17.33 for the nine months ended September 30, 1995 to $21.06 for the same period in 1996 while the average price received per mcf of gas increased 25% from $1.78 during the nine months ended September 30, 1995 to $2.22 for the same period in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1996.

Costs and Expenses:

Total costs and expenses decreased to $327,488 for the nine months ended September 30, 1996 as compared to $449,951 for the same period in 1995, a decrease of $122,463, or 27%. This decrease was due to declines in production costs, depletion and loss on sale of asset, offset by increases in general and administrative expenses ("G&A") and abandoned property costs.

Production costs were $229,874 for the nine months ended September 30, 1996 and $302,428 for the same period in 1995 resulting in a $72,554 decrease, or 24%, primarily attributable to a reduction in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 18% from $15,623 for the nine months ended September 30, 1995 to $18,368 for the same period in 1996.

Depletion was $77,010 for the nine months ended September 30, 1996 compared to $131,651 for the same period in 1995, representing a decrease of $54,641, or 42%. This decrease was primarily attributable to the following factors: (i) a reduction in the Registrant's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for long-Lived Assets to be Disposed Of" ("FAS 121"), (ii) a reduction in oil production of 3,007 barrels for the nine months ended September 30, 1996 as compared to the same period in 1995, and
(iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices.

A loss of $249 from the sale of one fully depleted property was recognized during the nine months ended September 30, 1995, reflecting reimbursement of revenues received after the effective date of sale. There were no property sales during the nine months ended September 30, 1996.

Abandoned property costs for the nine months ended September 30, 1996 were $2,236 to plug and abandon one uneconomical oil and gas well. There were no abandoned property costs for the same period in 1995.

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

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners, including $34,033, or $6.96 per limited partnership interest to the Registrant and its partners.

Three months ended September 30, 1996 compared with three months ended September
 30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $149,723 from $134,422 for the three months ended September 30, 1996 and 1995, respectively, an increase of 11%. The increase resulted from higher average prices received per barrel of oil and mcf of gas, offset by an 18% decrease in barrels of oil produced and sold and a 14% decrease in mcf of gas produced and sold. For the three months ended

September 30, 1996, 5,135 barrels of oil were sold compared to 6,235 for the same period in 1995, a decrease of 1,100 barrels. For the three months ended September 30, 1996, 18,715 mcf of gas were sold compared to 21,690 for the same period in 1995, a decrease of 2,975 mcf. The decreases in production volumes were primarily due to the decline character istics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $5.39 or 33%, from $16.56 for the three months ended September 30, 1995 to $21.95 for the three months ended September 30, 1996 while the average price received per mcf of gas increased 38% from $1.44 during the three months ended September 30, 1995 to $1.98 for the same period in 1996.

Costs and Expenses:

Total costs and expenses decreased to $97,741 for the three months ended September 30, 1996 as compared to $156,143 for the same period in 1995, a decrease of $58,402 or 37%. This decrease was due to declines in production costs and depletion, offset by an increase in G&A.

Production costs were $68,402 for the three months ended September 30, 1996 and $106,354 for the same period in 1995 resulting in a $37,952 decrease, or 36%. The decrease was due to reductions in well repair and maintenance costs and lower ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, from $7,047 for the three months ended September 30, 1995 to $7,114 for the same period in 1996.

Depletion was $22,225 for the three months ended September 30, 1996 compared to $42,742 for the same period in 1995, representing a decrease of $20,517, or 48%, primarily attributable to the following factors: (i) a reduction in the Registrant's net depletable basis from charges taken in accordance with FAS 121,
(ii) a reduction in oil production of 1,100 barrels for the three months ended September 30, 1996 as compared to the same period in 1995, and (iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $76,806 during the nine months ended September 30, 1996 from the same period ended September 30, 1995. This increase was primarily due to the receipt of proceeds from the litigation settlement discussed in Note 3 and reduced production costs.

Net Cash Provided by (Used In) Investing Activities

The Registrant's principal investing activities during the nine months ended September 30, 1996 and 1995, respectively, was related to the disposal or replacement of oil and gas equipment on various oil and gas properties.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1996 to cover distributions to the partners of $252,548 of which $187,651 was distributed to the limited partners and $64,897 to the general partners. For the same period ended September 30, 1995, cash was sufficient for distributions to the partners of $210,092 of which $159,028 was distributed to the limited partners and $51,064 to the general partners.

Cash distributions to the partners of $252,548 for the nine months ended September 30, 1996 included $34,033 to the limited partners and $9,585 to the general partners, resulting from proceeds received in the litigation settlement as discussed in Note 3.

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


                           Part II. Other Information

Item 1.    Legal Proceedings

During April 1996, the Registrant completed the settlement of a material litigation to which it was a party. This litigation and settlement thereof is described in Note 3 of Notes to Financial Statements above.

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


                                    PARKER & PARSLEY 82-1, LTD.

                              By:   Parker & Parsley Development L.P.,
                                     Managing General Partner

                                    By:   Parker & Parsley Petroleum USA, Inc.
                                           ("PPUSA"), General Partner



Dated:  November 6, 1996     By:   /s/ Steven L. Beal
                                    -----------------------------------------
                                    Steven L. Beal, Senior Vice President
                                      and Chief Financial Officer of PPUSA