Form 10-Q
period 1997-03-31
PARKER & PARSLEY 82 I LTD
filed 1997-05-07
CIK 714909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


  / x /          Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

                                       or

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

                                Yes / x / No / /

                               Page 1 of 10 pages.

                             -There are no exhibits-

                           PARKER & PARSLEY 82-I, LTD.

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of March 31, 1997 and
             December 31, 1996.........................................    3

           Statements of Operations for the three months
             ended March 31, 1997 and 1996.............................    4

           Statement of Partners' Capital for the three months
             ended March 31, 1997......................................    5

           Statements of Cash Flows for the three months
             ended March 31, 1997 and 1996.............................    6

           Notes to Financial Statements...............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................    7



                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K............................    9

           27.    Financial Data Schedule

           Signatures..................................................   10

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                     March 31,      December 31,
                                                       1997            1996
                                                    -----------     -----------
                                                    (Unaudited)
                 ASSETS

Current assets:
   Cash and cash equivalents, including interest
      bearing deposits of $118,512 at March 31
      and $94,031 at December 31                    $   119,012     $    94,531
   Accounts receivable - oil and gas sales               73,019         106,548
                                                     ----------      ----------
         Total current assets                           192,031         201,079
                                                     ----------      ----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method              10,327,280      10,327,153
Accumulated depletion                                (9,043,948)     (9,001,467)
                                                     ----------      ----------
         Net oil and gas properties                   1,283,332       1,325,686
                                                     ----------      ----------
                                                    $ 1,475,363     $ 1,526,765
                                                     ==========      ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                     $    15,671     $    16,749

Partners' capital:
   General partners                                     258,230         264,514
   Limited partners (4,891 interests)                 1,201,462       1,245,502
                                                     ----------      ----------
                                                      1,459,692       1,510,016
                                                     ----------      ----------
                                                    $ 1,475,363     $ 1,526,765
                                                     ==========      ==========


  The financial information included as of March 31, 1997 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                         Three months ended
                                                              March 31,
                                                     -------------------------
                                                        1997            1996
                                                     ---------       ---------

Revenues:
  Oil and gas                                        $ 177,998       $ 169,318
  Interest                                               1,412             995
  Salvage income from equipment disposals                2,592             -
                                                      --------        --------
                                                       182,002         170,313
                                                      --------        --------
Costs and expenses:
  Oil and gas production                                76,454          83,985
  General and administrative                             5,795           5,330
  Depletion                                             42,481          29,368
                                                      --------        --------
                                                       124,730         118,683
                                                      --------        --------
Net income                                           $  57,272       $  51,630
                                                      ========        ========
Allocation of net income:
  General partners                                   $  20,334       $  17,313
                                                      ========        ========
  Limited partners                                   $  36,938       $  34,317
                                                      ========        ========
Net income per limited partnership interest          $    7.55       $    7.02
                                                      ========        ========
Distributions per limited partnership interest       $   16.56       $    6.76
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

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                    General          Limited
                                    partners         partners          Total
                                    ---------       ----------       ----------

Balance at January 1, 1997          $ 264,514       $1,245,502       $1,510,016

    Distributions                     (26,618)         (80,978)        (107,596)

    Net income                         20,334           36,938           57,272
                                     --------        ---------        ---------

Balance at March 31, 1997           $ 258,230       $1,201,462       $1,459,692
                                     ========        =========        =========






         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Three months ended
                                                               March 31,
                                                       ------------------------
                                                          1997          1996
                                                       ----------    ----------

Cash flows from operating activities:

 Net income                                            $   57,272    $   51,630
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depletion                                              42,481        29,368
    Salvage income from equipment disposals                (2,592)          -
 Changes in assets and liabilities:
    (Increase) decrease in accounts receivable             33,529       (11,133)
    Decrease in accounts payable                           (1,078)      (29,812)
                                                        ---------     ---------
       Net cash provided by operating activities          129,612        40,053
                                                        ---------     ---------
Cash flows from investing activities:

 (Additions to) deletions of oil and gas properties          (127)          752
 Proceeds from salvage income on equipment disposals        2,592           -
                                                        ---------     ---------
       Net cash provided by investing activities            2,465           752
                                                        ---------     ---------
Cash flows from financing activities:

 Cash distributions to partners                          (107,596)      (44,095)
                                                        ---------     ---------
Net increase (decrease) in cash and cash equivalents       24,481        (3,290)
Cash and cash equivalents at beginning of period           94,531        83,890
                                                        ---------     ---------
Cash and cash equivalents at end of period             $  119,012    $   80,600
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

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 82-I, Ltd. (the "Partnership") is a limited partnership organized in 1982 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas exploration, development and production in Texas and New Mexico and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements as of March 31, 1997 of the Partnership include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues increased to $177,998 from $169,318 for the three months ended March 31, 1997 and 1996, respectively, an increase of $8,680, or 5%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by a 12% decrease in barrels of oil produced and sold and a 17% decrease in mcf of gas produced and sold. For the three months ended March 31, 1997, 5,486 barrels of oil were sold compared to 6,206 for the same period in 1996, a decrease of 720 barrels. For the three months ended March 31, 1997, 20,714 mcf of gas were sold compared to 24,816 for the same period in 1996, a decrease of 4,102 mcf. The decreases in oil and gas production volumes were primarily due to the decline characteristics of the Partnership's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.95, or 15%, from $19.21 for the three months ended March 31, 1996 to $22.16 for the same period in 1997, while the average price received per mcf of gas increased 35% from $2.02 during the three months ended March 31, 1996 to $2.72 for the same period in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1997.

Salvage income from equipment disposals of $2,592 was received during the three months ended March 31, 1997 from equipment credits received on two fully depleted wells.

Costs and Expenses:

Total costs and expenses increased to $124,730 for the three months ended March 31, 1997 as compared to $118,683 for the same period in 1996, an increase of $6,047, or 5%. This increase was due to increases in depletion and general and administrative expenses ("G&A"), offset by a decline in production costs.

Production costs were $76,454 for the three months ended March 31, 1997 and $83,985 for the same period in 1996 resulting in a $7,531 decrease, or 9%. The decrease was primarily due to less well repair and maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 9% from $5,330 for the three months ended March 31, 1996 to $5,795 for the same period in 1997.

Depletion was $42,481 for the three months ended March 31, 1997 compared to $29,368 for the same period in 1996, an increase of $13,113, or 45%. The increase is the result of a downward revision in oil reserves of 107,471 barrels, offset by a decline in oil production of 720 barrels for the three months ended March 31, 1997 compared to the same period in 1996.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $89,559 during the three months ended March 31, 1997 from the same period in 1996. The increase was due to an increase in oil and gas sales receipts and a decrease in expenditures for production costs.

Net Cash Provided by Investing Activities

The Partnership's principle investing activities during the three months ended March 31, 1997 and 1996 were related to the addition or disposal of oil and gas equipment on active properties.

Proceeds of $2,592 were received during the three months ended March 31, 1997 from the disposal of oil and gas equipment on two fully depleted wells.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1997 to cover distributions to the partners of $107,596 of which $80,978 was distributed to the limited partners and $26,618 to the general partners. For the same period ended March 31, 1996, cash was sufficient for distributions to the partners of $44,095 of which $33,051 was distributed to the limited partners and $11,044 to the general partners.

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



                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K

(a)     Exhibits

        27.   Financial Data Schedule

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


                                       PARKER & PARSLEY 82-1, LTD.

                                By:    Parker & Parsley Development L.P.,
                                        Managing General Partner

                                       By:  Parker & Parsley Petroleum USA, Inc.
                                               ("PPUSA"), General Partner



Dated:  May 7, 1997             By:    /s/ Steven L. Beal
                                       -------------------------------------
                                       Steven L. Beal, Senior Vice President
                                         and Chief Financial Officer of PPUSA