Form 10-Q
period 1997-06-30
PARKER & PARSLEY 82 I LTD
filed 1997-08-11
CIK 714909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


    / x /        Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

                                       or

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

                                Yes / x / No / /

                               Page 1 of 12 pages.
                            Exhibit index on page 11.

                           PARKER & PARSLEY 82-I, LTD.

                                TABLE OF CONTENTS


                                                                         Page
                                                                         ----
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1997 and
              December 31, 1996   .....................................    3

           Statements of Operations for the three and six
             months ended June 30, 1997 and 1996.......................    4

           Statement of Partners' Capital for the six months
             ended June 30, 1997.......................................    5

           Statements of Cash Flows for the six months
             months ended June 30, 1997 and 1996.......................    6

           Notes to Financial Statements...............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K............................   11

           27.  Financial Data Schedule

           Signatures..................................................   12

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS
                                                     June 30,      December 31,
                                                       1997            1996
                                                   -----------     -----------
                                                   (Unaudited)

                       ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $109,081 at June 30
     and $94,031 at December 31                   $    109,581     $     94,531
  Accounts receivable - oil and gas sales               63,529          106,548
                                                   -----------      -----------
          Total current assets                         173,110          201,079
                                                   -----------      -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method              10,327,280       10,327,153
Accumulated depletion                               (9,081,700)      (9,001,467)
                                                   -----------      -----------
          Net oil and gas properties                 1,245,580        1,325,686
                                                   -----------      -----------
                                                  $  1,418,690     $  1,526,765
                                                   ===========      ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $     21,051     $     16,749

Partners' capital:
  General partners                                     248,455          264,514
  Limited partners (4,891 interests)                 1,149,184        1,245,502
                                                   -----------      -----------
                                                     1,397,639        1,510,016
                                                   -----------      -----------
                                                  $  1,418,690     $  1,526,765
                                                   ===========      ===========


   The financial information included as of June 30, 1997 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                   Three months ended        Six months ended
                                        June 30,                 June 30,
                                 ---------------------    ---------------------
                                    1997        1996         1997        1996
                                 ---------   ---------    ---------   ---------
Revenues:
  Oil and gas                    $ 138,574   $ 182,540    $ 316,572   $ 351,858
  Interest                           1,593       1,327        3,005       2,322
  Salvage income from equipment
     disposals                       1,278         -          3,870         -
  Litigation settlement                -        43,618          -        43,618
                                  --------    --------     --------    --------
                                   141,445     227,485      323,447     397,798
                                  --------    --------     --------    --------
Costs and expenses:
  Oil and gas production            84,880      77,487      161,334     161,472
  General and administrative         5,324       5,924       11,119      11,254
  Depletion                         37,752      25,417       80,233      54,785
  Abandoned property                   -         2,236          -         2,236
                                  --------    --------     --------    --------
                                   127,956     111,064      252,686     229,747
                                  --------    --------     --------    --------
Net income                       $  13,489   $ 116,421    $  70,761   $ 168,051
                                  ========    ========     ========    ========
Allocation of net income:
 General partners                $   8,811   $  31,933    $  29,145   $  49,246
                                  ========    ========     ========    ========
 Limited partners                $   4,678   $  84,488    $  41,616   $ 118,805
                                  ========    ========     ========    ========
Net income per limited
 partnership interest            $     .96   $   17.27    $    8.51   $   24.29
                                  ========    ========     ========    ========
Distributions per limited
 partnership interest            $   11.64   $   19.02    $   28.20   $   25.78
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

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       General        Limited
                                       partners       partners        Total
                                       ---------     ----------     ----------


Balance at January 1, 1997             $ 264,514     $1,245,502     $1,510,016

    Distributions                        (45,204)      (137,934)      (183,138)

    Net income                            29,145         41,616         70,761
                                        --------      ---------      ---------

Balance at June 30, 1997               $ 248,455     $1,149,184     $1,397,639
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

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           Six months ended
                                                                June 30,
                                                       ------------------------
                                                          1997          1996
                                                       ----------    ----------
Cash flows from operating activities:
  Net income                                           $   70,761    $  168,051
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depletion                                          80,233        54,785
        Salvage income from equipment disposals            (3,870)          -
  Changes in assets and liabilities:
     (Increase) decrease in accounts receivable            43,019        (5,278)
     Increase (decrease) in accounts payable                4,302       (22,009)
                                                        ---------     ---------
           Net cash provided by operating activities      194,445       195,549
                                                        ---------     ---------
Cash flows from investing activities:
  (Additions to) disposals of oil and gas properties         (127)          753
  Proceeds from salvage income on equipment disposals       3,870           -
                                                        ---------     ---------
           Net cash provided by investing activities        3,743           753
                                                        ---------     ---------
Cash flows from financing activities:
  Cash distributions to partners                         (183,138)     (170,490)
                                                        ---------     ---------
Net increase in cash and cash equivalents                  15,050        25,812
Cash and cash equivalents at beginning of period           94,531        83,890
                                                        ---------     ---------
Cash and cash equivalents at end of period             $  109,581    $  109,702
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

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)

Note 1.     Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley 82-I, Ltd. (the "Partnership") as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Controller, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1997 compared with six months ended
  June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 10% to $316,572 from $351,858 for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in revenues resulted from a 16% decrease in mcf of gas produced and sold and an 11% decrease in barrels of oil produced and sold, offset by higher average prices received per barrel of oil and mcf of gas. For the six months ended June 30, 1997, 10,361 barrels of oil were sold compared to 11,623 for the same period in 1996, a decrease of 1,262 barrels. For the six months ended June 30, 1997, 40,428 mcf of gas were sold compared to 48,201 mcf for the same period in 1996, a decrease of 7,773 mcf. The decreases in production volumes were primarily due to the decline characteristics of the Partnership's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased slightly from $20.66 for the six months ended June 30, 1996 to $20.70 for the same period in 1997, while the average price received per mcf of gas increased 9% from $2.32 during the six months ended June 30, 1996 to $2.53 in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1997.

Salvage income from equipment disposals of $3,870 was received during the six months ended June 30, 1997 from equipment credits received on two fully depleted wells.

On April 29, 1996, Southmark Corporation, the managing general partner and the Partnership entered into a final $7.4 million settlement agreement with Jack N. Price resolving all outstanding litigation between the parties. As a result, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners of $43,618, which included $34,033, or $6.96 per limited partnership interest, to the Partnership and its partners.

Costs and Expenses:

Total costs and expenses increased to $252,686 for the six months ended June 30, 1997 as compared to $229,747 for the same period in 1996, an increase of $22,939, or 10%. This increase was due to an increase in depletion, offset by decreases in abandoned property costs, production costs and general and administrative expenses ("G&A").

Production costs were $161,334 for the six months ended June 30, 1997 and $161,472 for the same period in 1996 resulting in a $138 decrease. The decrease was primarily due to a decline in production taxes and ad valorem taxes, offset by an increase in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased slightly from $11,254 for the six months ended June 30, 1996 to $11,119 for the same period in 1997.

Depletion was $80,233 for the six months ended June 30, 1997 compared to $54,785 for the same period in 1996. This represented an increase in depletion of $25,448, or 46%. This increase was the result of a decline in oil reserves during 1997 as a result of lower commodity prices.

Abandoned property costs for the six months ended June 30, 1996 were $2,236 to plug and abandon one oil and gas well.

Three months ended June 30, 1997 compared with three months ended
  June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 24% to $138,574 from $182,540 for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease resulted from lower average prices received per barrel of oil and mcf of gas and by a decrease in barrels of oil and mcf of gas produced and sold. For the three months ended June 30, 1997, 4,875 barrels of oil were sold compared to 5,417 for the same period in 1996, a decrease of 542 barrels, or 10%. For the three months ended June 30, 1997, 19,714 mcf of gas were sold compared to 23,385 for the same period in 1996, a decrease of 3,671 mcf, or 16%. The decreases in production volumes were primarily due to the decline characteristics of the Partnership's oil and gas properties.

The average price received per barrel of oil decreased $3.29, or 15%, from $22.33 for the three months ended June 30, 1996 to $19.04 for the three months ended June 30, 1997, while the average price received per mcf of gas decreased 12% from $2.63 for the three months ended June 30, 1996 to $2.32 for the same period in 1997.

Salvage income from equipment disposals of $1,278 was received during the three months ended June 30, 1997 from equipment credits received on two fully depleted wells.

On April 29, 1996, Southmark Corporation, the managing general partner and the Partnership entered into a final $7.4 million settlement agreement with Jack N. Price resolving all outstanding litigation between the parties. As a result, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners of $43,618, which included $34,033, or $6.96 per limited partnership interest, to the Partnership and its partners.

Costs and Expenses:

Total costs and expenses increased to $127,956 for the three months ended June 30, 1997 as compared to $111,064 for the three months ended June 30, 1996, an increase of $16,892, or 15%. This increase was due to increases in depletion and production costs, offset by a decrease in abandoned property costs and G&A.

Production costs were $84,880 for the three months ended June 30, 1997 and $77,487 for the same period in 1996 resulting in a $7,393 increase, or 10%. This increase was primarily due to additional well repair and maintenance costs, offset by a decrease in production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 10% from $5,924 for the three months ended June 30, 1996 to $5,324 for the same period in 1997.

Depletion was $37,752 for the three months ended June 30, 1997 compared to $25,417 for the same period in 1996. This represented an increase in depletion of $12,335, or 49%, primarily attributable to a decline in oil reserves during 1997 as a result of lower commodity prices.

Abandoned property costs were $2,236 for the three months ended June 30, 1996 to plug and abandon one well.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $1,104 during the six months ended June 30, 1997 from the same period ended June 30, 1996. This decrease was due to the receipt of proceeds from the litigation settlement in 1996 as discussed in Item 2 and a decline in production costs paid, offset by an increase in oil and gas sales receipts.

Net Cash Provided by Investing Activities

The Partnership's principle investing activities during the six months ended June 30, 1997 and 1996 were related to the additions or disposals of oil and gas equipment on active properties.

Proceeds of $3,870 were received during the six months ended June 30, 1997 from the disposal of oil and gas equipment on two fully depleted wells.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1997 to cover distributions to the partners of $183,138 of which $45,204 was distributed to the general partners and $137,934 to the limited partners. For the same period ended June 30, 1996, cash was sufficient for distributions to the partners of $170,490 of which $44,383 was distributed to the general partners and $126,107 to the limited partners. Cash distributions to the partners of $170,490 for the six months ended June 30, 1996 included $9,585 to the general partners and $34,033 to the limited partners, resulting from proceeds received in the litigation settlement discussed in Item 2.

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


                                       PARKER & PARSLEY 82-1, LTD.

                                  By:  Parker & Parsley Development L.P.,
                                        Managing General Partner
                                       By:  Parker & Parsley Petroleum USA, Inc.
                                             ("PPUSA"), General Partner




Dated:  August 11, 1997           By:    /s/ Rich Dealy
                                       --------------------------------
                                       Rich Dealy, Controller of PPUSA