Form 10-Q
period 1997-09-30
PARKER & PARSLEY 82 I LTD
filed 1997-11-06
CIK 714909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


   / x /         Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997

                                       or

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

                                Yes / x / No / /

                               Page 1 of 11 pages.
                            Exhibit index on page 10.

                           PARKER & PARSLEY 82-I, LTD.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.   Financial Statements

          Balance Sheets as of September 30, 1997 and
             December 31, 1996   ....................................    3

          Statements of Operations for the three and nine
            months ended September 30, 1997 and 1996.................    4

          Statement of Partners' Capital for the nine months
            ended September 30, 1997.................................    5

          Statements of Cash Flows for the nine months ended
            September 30, 1997 and 1996..............................    6

          Notes to Financial Statements..............................    7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................    7


                           Part II. Other Information

Item 6.   Exhibits and Reports on Form 8-K...........................   10

          27.   Financial Data Schedule

          Signatures.................................................   11

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS

                                                  September 30,   December 31,
                                                      1997            1996
                                                  -------------   ------------
                                                   (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $93,957 at September 30
    and $94,031 at December 31                    $     94,457    $     94,531
  Accounts receivable - oil and gas sales               51,338         106,548
                                                   -----------     -----------
         Total current assets                          145,795         201,079
                                                   -----------     -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method              10,329,242      10,327,153
Accumulated depletion                               (9,121,836)     (9,001,467)
                                                   -----------     -----------
         Net oil and gas properties                  1,207,406       1,325,686
                                                   -----------     -----------
                                                  $  1,353,201    $  1,526,765
                                                   ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $     19,743    $     16,749
Partners' capital:
  General partners                                     239,042         264,514
  Limited partners (4,891 interests)                 1,094,416       1,245,502
                                                   -----------     -----------
                                                     1,333,458       1,510,016
                                                   -----------     -----------
                                                  $  1,353,201    $  1,526,765
                                                   ===========     ===========

The financial information included as of September 30, 1997 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                   Three months ended      Nine months ended
                                      September 30,           September 30,
                                  ---------------------   ---------------------
                                    1997        1996        1997        1996
                                  ---------   ---------   ---------   ---------
Revenues:
   Oil and gas                    $ 124,449   $ 149,723   $ 441,021   $ 501,581
   Interest                           1,494       1,494       4,499       3,816
   Litigation settlement                -           -           -        43,618
   Gain on disposition of assets        -           -         3,870         -
                                   --------    --------    --------    --------
                                    125,943     151,217     449,390     549,015
                                   --------    --------    --------    --------
Costs and expenses:
   Oil and gas production            82,991      68,402     244,325     229,874
   General and administrative         4,605       7,114      15,724      18,368
   Depletion                         40,136      22,225     120,369      77,010
   Abandoned property                   -           -           -         2,236
                                   --------    --------    --------    --------
                                    127,732      97,741     380,418     327,488
                                   --------    --------    --------    --------
Net income (loss)                 $  (1,789)  $  53,476   $  68,972   $ 221,527
                                   ========    ========    ========    ========
Allocation of net income (loss):
   General partners               $   5,573   $  16,703   $  34,718   $  65,949
                                   ========    ========    ========    ========
   Limited partners               $  (7,362)  $  36,773   $  34,254   $ 155,578
                                   ========    ========    ========    ========
Net income (loss) per limited
   partnership interest           $   (1.51)  $    7.52   $    7.00   $   31.81
                                   ========    ========    ========    ========
Distributions per limited
   partnership interest           $    9.69   $   12.59   $   37.89   $   38.37
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

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       General       Limited
                                       partners      partners         Total
                                      ----------    -----------    -----------

Balance at January 1, 1997            $  264,514    $ 1,245,502    $ 1,510,016

    Distributions                        (60,190)      (185,340)      (245,530)

    Net income                            34,718         34,254         68,972
                                       ---------     ----------     ----------
Balance at September 30, 1997         $  239,042    $ 1,094,416    $ 1,333,458
                                       =========     ==========     ==========




         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                           Nine months ended
                                                             September 30,
                                                        ----------------------
                                                           1997        1996
                                                        ----------   ---------
Cash flows from operating activities:
   Net income                                           $   68,972   $ 221,527
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depletion                                          120,369      77,010
        Gain on disposition of assets                       (3,870)        -
   Changes in assets and liabilities:
        (Increase) decrease in accounts receivable          55,210      (5,466)
        Increase (decrease) in accounts payable              2,994     (20,482)
                                                         ---------    --------
           Net cash provided by operating activities       243,675     272,589
                                                         ---------    --------
Cash flows from investing activities:
   Additions to oil and gas properties                      (2,089)        -
   Proceeds from disposition of assets                       3,870         482
                                                         ---------    --------
           Net cash provided by investing activities         1,781         482
                                                         ---------    --------
Cash flows from financing activities:
   Cash distributions to partners                         (245,530)   (252,548)
                                                         ---------    --------
Net increase (decrease) in cash and cash equivalents           (74)     20,523
Cash and cash equivalents at beginning of period            94,531      83,890
                                                         ---------    --------
Cash and cash equivalents at end of period              $   94,457   $ 104,413
                                                         =========    ========


         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)

Note 1.     Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley 82-I, Ltd. (the "Partnership") as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Controller, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations (1)

As of August 8, 1997, Pioneer Natural Resources USA, Inc. ("Pioneer USA") became the managing general partner of the Partnership, joining the existing general partner, P&P Employees 82-I, Ltd. ("EMPL"), a Texas limited partnership whose general partner is Pioneer USA, and 4,891 limited partners as of March 8, 1997. Prior to August 8, 1997, the Partnership's managing general partner and the general partner of EMPL was Parker & Parsley Development L.P. ("PPDLP"), a wholly-owned subsidiary of Parker & Parsley Petroleum Company ("Parker & Parsley"). On August 7, 1997, Parker & Parsley and Mesa Inc. received shareholder approval to merge and create Pioneer Natural Resources Company ("Pioneer"). On August 8, 1997, PPDLP was merged with and into Pioneer USA, a wholly-owned subsidiary of Pioneer, resulting in Pioneer USA becoming the managing general partner of the Partnership and the general partner of EMPL as PPDLP's successor by merger. For a more complete description of the Parker & Parsley and Mesa Inc. merger, see Pioneer's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission.

Results of Operations

Nine months ended September 30, 1997 compared with nine months ended
 September 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 12% to $441,021 from $501,581 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in revenues resulted from declines in barrels of oil and mcf of gas produced and sold and a lower average price received per barrel of oil, offset by a higher average price received per mcf of gas. For the nine months ended September 30, 1997, 15,270 barrels of oil were sold compared to 16,758 for the same period in 1996, a decrease of 1,488 barrels, or 9%. For the nine months ended September 30, 1997, 57,480 mcf of gas were sold compared to 66,916 for the same period in 1996, a decrease of 9,436 mcf, or 14%. The decreases in production volumes were primarily due to the decline characteristics of the Partnership's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $1.07, or 5%, from $21.06 for the nine months ended September 30, 1996 to $19.99 for the same period in 1997, while the average price received per mcf of gas increased 6% from $2.22 during the nine months ended September 30, 1996 to $2.36 for the same period in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1997.

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

Gain on disposition of assets resulted from salvage income from equipment disposals of $3,870 received during the nine months ended September 30, 1997 from equipment credits received on two fully depleted wells.

Costs and Expenses:

Total costs and expenses increased to $380,418 for the nine months ended September 30, 1997 as compared to $327,488 for the same period in 1996, an increase of $52,930, or 16%. This increase was due to increases in depletion and production costs, offset by decreases in general and administrative expenses ("G&A") and abandoned property costs.

Production costs were $244,325 for the nine months ended September 30, 1997 and $229,874 for the same period in 1996 resulting in a $14,451 increase, or 6%, primarily attributable to an increase in well maintenance costs incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 14% from $18,368 for the nine months ended September 30, 1996 to $15,724 for the same period in 1997.

Depletion was $120,369 for the nine months ended September 30, 1997 compared to $77,010 for the same period in 1996, representing an increase of $43,359, or 56%. This increase was the result of a decline in oil reserves during 1997 due to lower commodity prices.

Abandoned property costs for the nine months ended September 30, 1996 were $2,236 to plug and abandon one uneconomical oil and gas well.

Three months ended September 30, 1997 compared with three months ended
 September 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 17% to $124,449 from $149,723 for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease resulted from lower average prices received per barrel of oil and mcf of gas and declines in barrels of oil and mcf of gas produced and sold. For the three months ended September 30, 1997, 4,910 barrels of oil were sold compared to 5,135 for the same period in 1996, a decrease of 225 barrels, or 4%. For the three months ended September 30, 1997, 17,052 mcf of gas were sold compared to 18,715 for the same period in 1996, a decrease of 1,663 mcf, or 9%. The decreases in production volumes were primarily due to the decline characteristics of the Partnership's oil and gas properties.

The average price received per barrel of oil decreased $3.44, or 16%, from $21.95 for the three months ended September 30, 1996 to $18.51 for the three months ended September 30, 1997 while the average price received per mcf of gas decreased slightly from $1.98 during the three months ended September 30, 1996 to $1.97 for the same period in 1997.

Costs and Expenses:

Total costs and expenses increased to $127,732 for the three months ended September 30, 1997 as compared to $97,741 for the same period in 1996, an increase of $29,991 or 31%. This increase was due to increases in depletion and production costs, offset by a decrease in G&A.

Production costs were $82,991 for the three months ended September 30, 1997 and $68,402 for the same period in 1996 resulting in a $14,589 increase, or 21%. The increase was primarily due to additional well maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 35% from $7,114 for the three months ended September 30, 1996 to $4,605 for the same period in 1997.

Depletion was $40,136 for the three months ended September 30, 1997 compared to $22,225 for the same period in 1996, representing an increase of $17,911, or 81%, as the result of a decline in oil reserves during the third quarter of 1997 due to lower commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $28,914 during the nine months ended September 30, 1997 from the same period ended September 30, 1996. This decrease was primarily due to the receipt of proceeds from the litigation settlement received in 1996 as discussed in Item 2, offset by a decline in production costs paid and an increase in oil and gas sales receipts.

Net Cash Provided by Investing Activities

The Partnership's principal investing activities during the nine months ended September 30, 1997 and 1996 were related to the disposal or replacement of oil and gas equipment on various oil and gas properties.

Proceeds of $3,870 were received during the nine months ended September 30, 1997 from the disposal of oil and gas equipment on active properties.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1997 to cover distributions to the partners of $245,530 of which $60,190 was distributed to the general partners and $185,340 to the limited partners. For the same period ended September 30, 1996, cash was sufficient for distributions to the partners of $252,548 of which $64,897 was distributed to the general partners and $187,651 to the limited partners. Cash distributions to the partners of $252,548 for the nine months ended September 30, 1996 included $9,585 to the general partners and $34,033 to the limited partners, resulting from proceeds received in the litigation settlement as discussed in Item 2.

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


                                        PARKER & PARSLEY 82-1, LTD.

                               By:      Pioneer Natural Resources USA, Inc.,
                                         Managing General Partner




Dated:  November 6, 1997      By:       /s/ Rich Dealy
                                        -------------------------------------
                                        Rich Dealy, Vice President and
                                          Controller