Form 10-K405/A
period 1997-12-31
PARKER & PARSLEY 82 I LTD
filed 1998-03-30
CIK 714909

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-K/A
                                  Amendment #1

                                 CURRENT REPORT


     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       Date of Report (Date of earliest event reported): December 31, 1997




                           PARKER & PARSLEY 82-I, LTD.
             (Exact name of Registrant as specified in its charter)




                Texas                    2-75530A            75-1825545
    (State or other jurisdiction of     Commission        (I.R.S. Employer
     incorporation or organization)     File Number    Identification Number)




 303 West Wall, Suite 101, Midland, Texas                       79701
 (Address of principal executive offices)                     (Zip code)



       Registrant's Telephone Number, including area code : (915) 683-4768

                                 Not applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)






                               Page 1 of 3 pages.

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Reporting

None

INDEX TO EXHIBITS

       The following documents are incorporated by reference in response to Item 14(c):

Exhibit No.                         Description                          Page
-----------                         -----------                          ----
    3.1             Agreement of Limited Partnership of Parker             -
                    & Parsley 82-I, Ltd. incorporated by reference to Exhibit 4(e) of Partnership's Registration
                    Statement on Form S-1 (Registration No.
                    2-75503A), as amended on February 4, 1982, the effective date thereof (hereinafter called, the Partnership's Registration Statement)

    3.2             Amended and Restated Certificate of Limited            -
                    Partnership of Parker & Parsley 82-I, Ltd.
                    incorporated by reference to Exhibit 3.2 of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1983

    4.1             Form of Subscription Agreement and Power               -
                    of Attorney incorporated by reference to
                    Exhibit 4(b) of the Partnership's Registration
                    Statement

    4.2             Specimen Certificate of Limited Partnership            -
                    Interest incorporated by reference to Exhibit
                    4(d) of the Partnership's Registration Statement

   27.1             Financial Data Schedule                                -

   99.1             Mutual Release and Indemnity Agreement dated           -
                    May 25, 1993 incorporated by reference to
                    Exhibit 99.1 of the Partnership's Annual Report
                    on Form 10-K for the year ended December 31,
                    1993

                           PARKER & PARSLEY 82-I, LTD.

                               S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
                                           PARKER & PARSLEY 82-I, LTD.

Dated: March 27, 1998                By:   Pioneer Natural Resources USA, Inc.
                                             Managing General Partner

                                           By:  /s/ Scott D. Sheffield
                                                -------------------------------
                                                Scott D. Sheffield, President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Scott D. Sheffield      President and Director of             March 27, 1998
-------------------------   Pioneer USA
Scott D. Sheffield

/s/ Timothy L. Dove         Executive Vice President and          March 27, 1998
-------------------------   Director of Pioneer USA
Timothy L. Dove

/s/ Dennis E. Fagerstone    Executive Vice President and          March 27, 1998
-------------------------   Director of Pioneer USA
Dennis E. Fagerstone

/s/ Mark L. Withrow         Executive Vice President, General     March 27, 1998
-------------------------   Counsel and Director of Pioneer USA
Mark L. Withrow

/s/ M. Garrett Smith        Executive Vice President, Chief       March 27, 1998
-------------------------   Financial Officer and Director
M. Garrett Smith            of Pioneer USA

/s/ Mel Fischer             Executive Vice President of           March 27, 1998
-------------------------   Pioneer USA
Mel Fischer

/s/ Lon C. Kile             Executive Vice President of           March 27, 1998
-------------------------   Pioneer USA
Lon C. Kile

/s/ Rich Dealy              Vice President and Chief Accounting   March 27, 1998
-------------------------   Officer of Pioneer USA
Rich Dealy
                                        3