Form 10-Q
period 1998-06-30
PARKER & PARSLEY 82 I LTD
filed 1998-08-03
CIK 714909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


       / x /     Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

                                       or

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

                                Yes / x / No / /

                           PARKER & PARSLEY 82-I, LTD.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1998 and
              December 31, 1997........................................    3

           Statements of Operations for the three and six
             months ended June 30, 1998 and 1997.......................    4

           Statement of Partners' Capital for the six months
             ended June 30, 1998.......................................    5

           Statements of Cash Flows for the six months
             months ended June 30, 1998 and 1997.......................    6

           Notes to Financial Statements...............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K............................   11

           27.1  Financial Data Schedule

           Signatures..................................................   12

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS
                                                      June 30,     December 31,
                                                        1998           1997
                                                    -----------    -----------
                                                    (Unaudited)
                       ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $57,886 at June 30
     and $82,785 at December 31                     $    58,386    $    83,286
  Accounts receivable:
     Oil and gas sales                                   39,990         63,698
     Other                                                  -           14,198
                                                     ----------     ----------
          Total current assets                           98,376        161,182
                                                     ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method                9,883,400      9,878,650
Accumulated depletion                                (8,937,333)    (8,881,697)
                                                     ----------     ----------
          Net oil and gas properties                    946,067        996,953
                                                     ----------     ----------
                                                    $ 1,044,443    $ 1,158,135
                                                     ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                      $    13,115    $    15,475

Partners' capital:
  General partners                                      204,667        221,119
  Limited partners (4,891 interests)                    826,661        921,541
                                                     ----------     ----------
                                                      1,031,328      1,142,660
                                                     ----------     ----------
                                                    $ 1,044,443    $ 1,158,135
                                                     ==========     ==========

   The financial information included as of June 30, 1998 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                    Three months ended       Six months ended
                                         June 30,                June 30,
                                  ---------------------   ---------------------
                                     1998        1997        1998        1997
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                     $  86,663   $ 138,574   $ 205,570   $ 316,572
  Interest                            1,202       1,593       2,519      3,005
  Gain on disposition of assets         199       1,278         199       3,870
                                   --------    --------    --------    --------
                                     88,064     141,445     208,288     323,447
                                   --------    --------    --------    --------
Costs and expenses:
  Oil and gas production            100,496      84,880     175,267     161,334
  General and administrative          2,240       5,324       6,722      11,119
  Depletion                          29,095      37,752      55,636      80,233
                                   --------    --------    --------    --------
                                    131,831     127,956     237,625     252,686
                                   --------    --------    --------    --------
Net income (loss)                 $ (43,767)  $  13,489   $ (29,337)  $  70,761
                                   ========    ========    ========    ========
Allocation of net income (loss):
 General partners                 $  (6,611)  $   8,811   $     981   $  29,145
                                   ========    ========    ========    ========
 Limited partners                 $ (37,156)  $   4,678   $ (30,318)  $  41,616
                                   ========    ========    ========    ========
Net income (loss) per limited
 partnership interest             $   (7.60)  $     .96   $   (6.20)  $    8.51
                                   ========    ========    ========    ========
Distributions per limited
 partnership interest             $    3.38   $   11.64   $   13.20   $   28.20
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

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)



                                       General        Limited
                                       partners       partners         Total
                                      ----------     ----------     ----------

Balance at January 1, 1998            $  221,119     $  921,541     $1,142,660

    Distributions                        (17,433)       (64,562)       (81,995)

    Net income (loss)                        981        (30,318)       (29,337)
                                       ---------      ---------      ---------

Balance at June 30, 1998              $  204,667     $  826,661     $1,031,328
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

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                            Six months ended
                                                                June 30,
                                                        -----------------------
                                                           1998          1997
                                                        ---------     ---------
Cash flows from operating activities:
  Net income (loss)                                     $ (29,337)    $  70,761
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
        Depletion                                          55,636        80,233
        Gain on disposition of assets                        (199)       (3,870)
  Changes in assets and liabilities:
     Accounts receivable                                   23,708        43,019
     Accounts payable                                      (2,360)        4,302
                                                         --------      --------
           Net cash provided by operating activities       47,448       194,445
                                                         --------      --------
Cash flows from investing activities:
  Additions to oil and gas properties                      (4,750)         (127)
  Proceeds from asset dispositions                         14,397         3,870
                                                         --------      --------
           Net cash provided by investing activities        9,647         3,743
                                                         --------      --------
Cash flows from financing activities:
  Cash distributions to partners                          (81,995)     (183,138)
                                                         --------      --------
Net increase (decrease) in cash and cash equivalents      (24,900)       15,050
Cash and cash equivalents at beginning of period           83,286        94,531
                                                         --------      --------
Cash and cash equivalents at end of period              $  58,386     $ 109,581
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

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 82-I, Ltd. (the "Partnership") is a limited partnership organized in 1982 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas exploration, development and production in Texas and New Mexico and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1998 compared with six months ended
  June 30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 35% to $205,570 from $316,572 for the six months ended June 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received and a decline in production. For the six months ended June 30, 1998, 9,753 barrels of oil, 2,988 barrels of natural gas liquids ("NGLs") and 23,991 mcf of gas were sold, or

16,740 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1997, 10,361 barrels of oil and 40,428 mcf of gas were sold, or 17,099 BOEs.

As of September 30, 1997, the Partnership began accounting for processed natural gas production as processed natural gas liquids and dry residue gas. Consequently, separate product volumes will not be comparable to periods prior to September 30, 1997. Also, prices for gas products will not be comparable as the price per mcf for natural gas for the three and six months ended June 30, 1998 is the price received for dry residue gas and the price per mcf for natural gas for the three and six months ended June 30, 1997 is a price for wet gas (i.e., natural gas liquids combined with dry residue gas).

The average price received per barrel of oil decreased $6.50, or 31%, from $20.70 for the six months ended June 30, 1997 to $14.20 for the same period in 1998. The average price received per barrel of NGLs during the six months ended June 30, 1998 was $8.43. The average price received per mcf of gas decreased 31% from $2.53 during the six months ended June 30, 1997 to $1.74 in 1998. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1998.

During most of 1997, the Partnership benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into 1998. On July 29, 1998, the market price for West Texas intermediate crude was $11.58 per barrel. A continuation of the oil price environment experienced during the first half of 1998 will have an adverse effect on the Partnership's revenues and operating cash flow and could result in additional decreases in the carrying value of the Partnership's oil and gas properties.

A gain on disposition of assets of $199 was received during the six months ended June 30, 1998 from post closing adjustments received from the sale of eight oil and gas wells during 1997. A gain on disposition of assets of $3,870 was received during the six months ended June 30, 1997 from equipment credits received on two fully depleted wells.

Costs and Expenses:

Total costs and expenses decreased to $237,625 for the six months ended June 30, 1998 as compared to $252,686 for the same period in 1997, a decrease of $15,061, or 6%. This decrease was due to declines in depletion and general and administrative expenses ("G&A"), offset by an increase in production costs.

Production costs were $175,267 for the six months ended June 30, 1998 and $161,334 for the same period in 1997 resulting in a $13,933 increase, or 9%. This increase was due to additional well maintenance costs incurred in an effort to stimulate well production, offset by declines in production taxes and ad valorem taxes, in addition to the sale of eight oil and gas wells during 1997.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 40% from $11,119 for the six months ended June 30, 1997 to $6,722 for the same period in 1998.

Depletion was $55,636 for the six months ended June 30, 1998 compared to $80,233 for the same period in 1997. This represented a decrease in depletion of $24,597, or 31%. This decrease was primarily attributable to a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1997 and a reduction in oil production of 608 barrels for the period ended June 30, 1998 compared to the same period in 1997, offset by a decrease in oil reserves during the six months ended June 30, 1998 as a result of lower commodity prices.

Three months ended June 30, 1998 compared with three months ended
  June 30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 37% to $86,663 from $138,574 for the three months ended June 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received and a decline in production. For the three months ended June 30, 1998, 4,429 barrels of oil, 957 barrels of NGLs and 8,265 mcf of gas were sold, or 6,764 BOEs. For the three months ended June 30, 1997, 4,875 barrels of oil and 19,714 mcf of gas were sold, or 8,161 BOEs.

The average price received per barrel of oil decreased $5.65, or 30%, from $19.04 for the three months ended June 30, 1997 to $13.39 for the three months ended June 30, 1998. The average price received per barrel of NGLs during the three months ended June 30, 1998 was $8.51. The average price received per mcf of gas was $2.32 for the three months ended June 30, 1997 and 1998.

A gain on disposition of assets of $199 was received during the three months ended June 30, 1998 from post closing adjustments received from the sale of eight oil and gas wells during 1997. Salvage income from equipment disposals of $1,278 was received during the three months ended June 30, 1997 from equipment credits received on two fully depleted wells.

Costs and Expenses:

Total costs and expenses increased to $131,831 for the three months ended June 30, 1998 as compared to $127,956 for the three months ended June 30, 1997, an increase of $3,875, or 3%. This increase was due to an increase in production costs, offset by decreases in depletion and G&A.

Production costs were $100,496 for the three months ended June 30, 1998 and $84,880 for the same period in 1997 resulting in a $15,616 increase, or 18%. This increase was primarily due to additional well maintenance costs incurred in an effort to stimulate well production and ad valorem taxes, offset by a decrease in production taxes and the sale of eight oil and gas wells during 1997.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 58% from $5,324 for the three months ended June 30, 1997 to $2,240 for the same period in 1998.

Depletion was $29,095 for the three months ended June 30, 1998 compared to $37,752 for the same period in 1997. This represented a decrease in depletion of $8,657, or 23%. This decrease was primarily attributable to a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1997 and a reduction in oil production of 446 barrels for the three months ended June 30, 1998 compared to the same period in 1997, offset by a decrease in oil reserves during the three months ended June 30, 1998 as a result of lower commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $146,997 during the six months ended June 30, 1998 from the same period ended June 30, 1997. This decrease was due to a decline in oil and gas sales receipts and an increase in production costs paid, offset by a decrease in G&A expenses.

Net Cash Provided by Investing Activities

The Partnership's principle investing activities during the six months ended June 30, 1998 and 1997 were related to the additions of oil and gas equipment on active properties.

Proceeds from asset dispositions of $14,397 were received during the six months ended June 30, 1998 from the sale of properties during 1997. During the six months ended June 30, 1997, proceeds of $3,870 were received from the disposal of oil and gas equipment on two fully depleted wells.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1998 to cover distributions to the partners of $81,995 of which $17,433 was distributed to the general partners and $64,562 to the limited partners. For the same period ended June 30, 1997, cash was sufficient for distributions to the partners of $183,138 of which $45,204 was distributed to the general partners and $137,934 to the limited partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Information systems for the year 2000

The managing general partner will be required to modify its information systems in order to accurately process Partnership data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to the Partnership's ability to manage and report operating activities. Currently, the managing general partner plans to contract with third parties to perform the software programming changes necessary to correct any existing deficiencies. Such programming changes are anticipated to be completed and tested by June 1999. The managing general partner will allocate a portion of the costs of the year 2000 programming charges to the Partnership when they are incurred, along with recurring general and administrative expenses. Although the costs are not estimable at this time, they should not be significant to the Partnership.

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


                                             PARKER & PARSLEY 82-1, LTD.

                                      By:    Pioneer Natural Resources USA, Inc.
                                              Managing General Partner





Dated:  August 3, 1998                By:      /s/ Rich Dealy
                                             --------------------------------
                                             Rich Dealy, Vice President and
                                             Chief Accounting Officer