Form 10-Q
period 1999-06-30
PARKER & PARSLEY 82 I LTD
filed 1999-08-10
CIK 714909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 1999


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

                                Yes / x / No / /

                           PARKER & PARSLEY 82-I, LTD.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1999 and
              December 31, 1998.......................................    3

           Statements of Operations for the three and six
             months ended June 30, 1999 and 1998......................    4

           Statement of Partners' Capital for the six months
             ended June 30, 1999......................................    5

           Statements of Cash Flows for the six months
             months ended June 30, 1999 and 1998......................    6

           Notes to Financial Statements..............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................    7

                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K...........................   12

           27.1  Financial Data Schedule

           Signatures.................................................   13

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                    June 30,     December 31,
                                                      1999           1998
                                                  -----------    -----------
                                                  (Unaudited)

                       ASSETS

Current assets:
     Cash                                         $    45,923    $    44,427
     Accounts receivable - oil and gas sales           53,781         36,699
                                                   ----------     ----------
          Total current assets                         99,704         81,126
                                                   ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method              9,884,775      9,885,470
Accumulated depletion                              (9,573,517)    (9,492,068)
                                                   -----------    ----------
          Net oil and gas properties                  311,258        393,402
                                                   ----------     ----------
                                                  $   410,962    $   474,528
                                                   ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $    17,968    $    12,288

Partners' capital:
  General partners                                    145,939        150,932
  Limited partners (4,891 interests)                  247,055        311,308
                                                   ----------     ----------
                                                      392,994        462,240
                                                   ----------     ----------
                                                  $   410,962    $   474,528
                                                   ==========     ==========



   The financial information included as of June 30, 1999 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three months ended      Six months ended
                                         June 30,               June 30,
                                  ---------------------   ---------------------
                                     1999       1998        1999        1998
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                     $ 101,099   $  86,663   $ 186,502   $ 205,570
  Interest                              529       1,202       1,037       2,519
  Gain on disposition of assets         -           199         -           199
                                   --------    --------    --------    --------
                                    101,628      88,064     187,539     208,288
                                   --------    --------    --------    --------
Costs and expenses:
  Oil and gas production             75,833     100,496     150,511     175,267
  General and administrative          3,538       2,240       6,851       6,722
  Depletion                           7,995      29,095      81,449      55,636
                                   --------    --------    --------    --------
                                     87,366     131,831     238,811     237,625
                                   --------    --------    --------    --------
Net income (loss)                 $  14,262   $ (43,767)  $ (51,272)  $ (29,337)
                                   ========    ========    ========    ========
Allocation of net income (loss):
 General partners                 $   4,765   $  (6,611)  $    (601)  $     981
                                   ========    ========    ========    ========
 Limited partners                 $   9,497   $ (37,156)  $ (50,671)  $ (30,318)
                                   ========    ========    ========    ========
Net income (loss) per limited
 partnership interest             $    1.94   $   (7.60)  $  (10.36)  $   (6.20)
                                   ========    ========    ========    ========
Distributions per limited
 partnership interest             $    1.28   $    3.38   $    2.78   $   13.20
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

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       General        Limited
                                       partners       partners         Total
                                      ----------     ----------     ----------


Balance at January 1, 1999            $  150,932     $  311,308     $  462,240

    Distributions                         (4,392)       (13,582)       (17,974)

    Net loss                                (601)       (50,671)       (51,272)
                                       ---------      ---------      ---------

Balance at June 30, 1999              $  145,939     $  247,055     $  392,994
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

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Six months ended
                                                               June 30,
                                                      ------------------------
                                                          1999          1998
                                                      ----------     ---------
Cash flows from operating activities:
  Net loss                                            $  (51,272)   $  (29,337)
  Adjustments to reconcile net loss to net
     cash provided by operating activities:
        Depletion                                         81,449        55,636
        Gain on disposition of assets                        -            (199)
  Changes in assets and liabilities:
     Accounts receivable                                 (17,082)       23,708
     Accounts payable                                      5,680        (2,360)
                                                       ---------     ---------
         Net cash provided by operating activities        18,775        47,448
                                                       ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                        -          (4,750)
  Proceeds from asset dispositions                           695        14,397
                                                       ---------     ---------
         Net cash provided by investing activities           695         9,647
                                                       ---------     ---------
Cash flows used in financing activities:
  Cash distributions to partners                         (17,974)      (81,995)
                                                       ---------     ---------
Net increase (decrease) in cash                            1,496       (24,900)
Cash at beginning of period                               44,427        83,286
                                                       ---------     ---------
Cash at end of period                                 $   45,923    $   58,386
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

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 82-I, Ltd. (the "Partnership") is a limited partnership organized in 1982 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas exploration, development and production in Texas and New Mexico and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1999 compared with six months ended
  June 30, 1998

Revenues:

The Partnership's oil and gas revenues decreased 9 % to $186,502 from $205,570 for the six months ended June 30, 1999 and 1998, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the six months ended June 30, 1999, 9,297 barrels of oil, 3,592 barrels of natural gas liquids ("NGLs") and 24,947 mcf of gas were sold, or

17,047 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1998, 9,753 barrels of oil, 2,988 barrels of NGLs and 23,991 mcf of gas were sold, or 16,740 BOEs.

The average price received per barrel of oil decreased $1.29, or 9%, from $14.20 for the six months ended June 30, 1998 to $12.91 for the same period in 1999. The average price received per barrel of NGLs decreased $1.44, or 17%, from $8.43 for the six months ended June 30, 1998 to $6.99 for the same period in 1999. The average price received per mcf of gas decreased 5% from $1.74 during the six months ended June 30, 1998 to $1.66 in 1999. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1999.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

A gain on disposition of assets of $199 was received during the six months ended June 30, 1998 from post closing adjustments received from the sale of eight oil and gas wells during 1997.

Costs and Expenses:

Total costs and expenses increased to $238,811 for the six months ended June 30, 1999 as compared to $237,625 for the same period in 1998, an increase of $1,186. This increase was attributable to higher depletion costs and general and administrative expenses ("G&A"), offset by a decline in production costs.

Production costs were $150,511 for the six months ended June 30, 1999 and $175,267 for the same period in 1998 resulting in a $24,756 decrease, or 14%. This decrease was due to declines in well maintenance costs and production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased from $6,722 for the six months ended June 30, 1998 to $6,851 for the same period in 1999.

Depletion was $81,449 for the six months ended June 30, 1999 compared to $55,636 for the same period in 1998. This represented an increase in depletion of $25,813, or 46%. This increase was the result of a combination of factors that included a decline in proved reserves during the period ended March 31, 1999 due to reserve revisions and lower commodity prices, offset by a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1998 and a reduction in oil production of 456 barrels for the period ended June 30, 1999 compared to the same period in 1998.

Three months ended June 30, 1999 compared with three months ended
  June 30, 1998

Revenues:

The Partnership's oil and gas revenues increased 17% to $101,099 from $86,663 for the three months ended June 30, 1999 and 1998, respectively. The increase in revenues resulted from increases in production and higher average prices received. For the three months ended June 30, 1999, 4,285 barrels of oil, 1,840 barrels of NGLs and 12,774 mcf of gas were sold, or 8,254 BOEs. For the three months ended June 30, 1998, 4,429 barrels of oil, 957 barrels of NGLs and 8,265 mcf of gas were sold, or 6,764 BOEs.

The average price received per barrel of oil increased 6%, from $13.39 for the three months ended June 30, 1998 to $14.21 for the same period in 1999. The average price received per barrel of NGLs increased 5% from $8.51 during the three months ended June 30, 1998 to $8.90 in 1999. The average price received per mcf of gas decreased 19% from $2.32 during the three months ended June 30, 1998 to $1.87 in 1999.

A gain on disposition of assets of $199 was received during the three months ended June 30, 1998 from post closing adjustments received from the sale of eight oil and gas wells during 1997.

Costs and Expenses:

Total costs and expenses decreased to $87,366 for the three months ended June 30, 1999 as compared to $131,831 for the same period in 1998, a decrease of $44,465, or 34%. This decrease was due to declines in production costs and depletion, offset by an increase in G&A.

Production costs were $75,833 for the three months ended June 30, 1999 and $100,496 for the same period in 1998 resulting in a $24,663 decrease, or 25%. This decrease was primarily due to a decline in well maintenance costs.

During this period, G&A increased, in aggregate, 58% from $2,240 for the three months ended June 30, 1998 to $3,538 for the same period in 1999.

Depletion was $7,995 for the three months ended June 30, 1999 compared to $29,095 for the same period in 1998, a decrease of $21,100, or 73%. This decrease was primarily attributable to an increase in proved reserves during the period ended June 30, 1999 as a result of higher commodity prices, a reduction in oil production of 144 barrels for the three months ended June 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1998.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $28,673 during the six months ended June 30, 1999 from the same period ended June 30, 1998. This decrease was due to a decline in oil and gas sales receipts, offset by decreases in production costs and G&A expenses paid.

Net Cash Provided by Investing Activities

The Partnership's principle investing activities during the six months ended June 30, 1998 were related to the additions of oil and gas equipment on active properties.

Proceeds from asset dispositions of $695 were received during the six months ended June 30, 1999 primarily from equipment credits received on active properties. Proceeds of $14,397 were received during the same period in 1998 from the sale of properties during 1997.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1999 to cover distributions to the partners of $17,974 of which $4,392 was distributed to the general partners and $13,582 to the limited partners. For the same period ended June 30, 1998, cash was sufficient for distributions to the partners of $81,995 of which $17,433 was distributed to the general partners and $64,562 to the limited partners.

From the third quarter of 1997 through the first quarter of 1999, there was a declining trend in oil and gas levels. During the first quarter of 1999, the Organization of Petroleum Exporting Countries and certain other crude oil exporting nations announced reductions in their planned export volumes. These announcements, together with early indications that the nations have initiated their planned reductions, have had some stabilizing effect on commodity prices during the latter part of the first quarter of 1999 and into August 1999. However, no assurances can be given that the stabilizing effect of these actions, or the planned reductions in export volumes, will be sustained for an extended period of time.

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

As of June 30, 1999, the managing general partner estimates that the assessment phase is approximately 99% complete and has included, but is not limited to, the following procedures:

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

Through June 30, 1999, the managing  general partner had  distributed  Year 2000
problem   inquiries  to  over  500  entities  and  has  received   responses  to
approximately 52% of the inquiries.

The remedial phase of the managing general partner's Year 2000 project is in varying stages of completion as it pertains to the remediation of information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of June 30, 1999, the managing general partner estimates that the remedial phase is approximately 83% complete, on a worldwide basis, subject to continuing evaluations of the responses to third party inquiries and to the testing phase results. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and has completed the testing of the system for Year 2000 compliance. The remediation of non-information technology is expected to be completed by October 1999. The managing general partner's Year 2000 remedial actions have not delayed other information technology projects or upgrades.

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner expects to complete the testing of information technology systems by October 1999. The testing of the non-information technology remediation is scheduled to be completed by the end of November 1999.

The managing general partner expects that its total costs related to the Year 2000 problem will approximate $3.6 million, of which approximately $500 thousand will have been incurred to replace non-compliant information technology systems. As of June 30, 1999, the managing general partner's total costs incurred on the Year 2000 problem were $2.3 million, of which approximately $200 thousand were incurred to replace non-compliant systems.

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

In the business continuity and contingency planning phase of the managing general partner's Year 2000 project, contingency plans were designed to mitigate the exposures to mission critical information technology systems, such as oil and gas sales receipts, vendor and royalty cash distributions, debt compliance, accounting, and employee compensation. Such contingency plans anticipate the extensive utilization of third-party data processing services, personal computer applications and the substitution of courier and mail services in place of electronic data interchange. Given the uncertainties regarding the scope of the Year 2000 problem and the compliance of significant third parties, there can be no assurance that contingency plans will have anticipated all Year 2000 scenarios.

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


                                            PARKER & PARSLEY 82-1, LTD.

                                     By:    Pioneer Natural Resources USA, Inc.
                                             Managing General Partner





Dated:  August 10, 1999              By:      /s/ Rich Dealy
                                            --------------------------------
                                            Rich Dealy, Vice President and
                                            Chief Accounting Officer