Form 10-K405
period 1999-12-31
PARKER & PARSLEY 82 I LTD
filed 2000-03-23
CIK 714909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999


                          Commission File No. 2-75530A

                           PARKER & PARSLEY 82-I, LTD.
             (Exact name of Registrant as specified in its charter)

                   Texas                                   75-1825545
  ------------------------------------------         ---------------------
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                Identification Number)

1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas       75039
----------------------------------------------------------------     ---------
                       (Address of principal executive offices)      (Zip code)

       Registrant's Telephone Number, including area code : (972) 444-9001

                 303 West Wall, Suite 101, Midland, Texas 79701
              (Former name, former address and former fiscal year,
                          if changed since last report)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                 Limited partnership interests ($2,000 per unit)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / x / No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / x /

No market currently exists for the limited partnership interests of the Registrant. Based on original purchase price the aggregate market value of limited partnership interests owned by non-affiliates of the Registrant is $8,581,000.

As of March 8, 2000, the number of outstanding limited partnership interests was 4,891.

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

                                     PART I

ITEM 1.     Business

Parker & Parsley 82-I, Ltd. (the "Partnership") is a limited partnership organized in 1982 under the laws of the State of Texas. On August 8, 1997, Pioneer Natural Resources USA, Inc. ("Pioneer USA") became the managing general partner of the Partnership, joining the existing general partner, P&P Employees 82-I, Ltd. ("EMPL"), a Texas limited partnership whose general partner is Pioneer USA, and 4,891 limited partnership interests as of March 8, 2000. Prior to August 8, 1997, the Partnership's managing general partner and the general partner of EMPL was Parker & Parsley Development L.P. ("PPDLP"), a wholly-owned subsidiary of Parker & Parsley Petroleum Company ("Parker & Parsley"). On August 7, 1997, Parker & Parsley and Mesa Inc. ("Mesa") received shareholder approval to merge and create Pioneer Natural Resources Company ("Pioneer"). On August 8, 1997, PPDLP was merged with and into Pioneer USA, a wholly-owned subsidiary of Pioneer, resulting in Pioneer USA becoming the managing general partner of the Partnership and the general partner of EMPL as PPDLP's successor by merger.

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

The Partnership engages in oil and gas exploration, development and production and is not involved in any industry segment other than oil and gas. See "Item 6. Selected Financial Data" for a summary of the Partnership's oil and gas sales, net income and identifiable assets.

The principal markets during 1999 for the oil produced by the Partnership were refineries and oil transmission companies that have facilities near the Partnership's oil producing properties. During 1999, Pioneer USA marketed the Partnership's gas to a variety of purchasers. Of the Partnership's total oil and gas revenues for 1999, approximately 66% and 14% were attributable to sales made to Plains All American Inc. and GPM Gas Corporation, respectively. Pioneer USA is of the opinion that the loss of any one purchaser would not have an adverse effect on its ability to sell its oil and gas production or natural gas products.

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

The Partnership does not have any employees of its own. Pioneer USA employs 687 persons, many of whom dedicated a part of their time to the conduct of the Partnership's business during the period for which this report is filed. Pioneer USA supplies all management functions.

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

ITEM 2.     Properties

The Partnership's properties consist of leasehold interests in properties on which oil and gas wells are located. Such property interests are often subject to landowner royalties, overriding royalties and other oil and gas leasehold interests.

Fractional working interests in developmental and exploratory oil and gas prospects located in Texas and New Mexico were acquired by the Partnership, resulting in the Partnership's participation in the drilling of 34 oil and gas wells. There were six dry holes from previous periods, two wells plugged and abandoned and nine wells sold. At December 31, 1999, 17 wells were producing.

For information relating to the Partnership's estimated proved oil and gas reserves at December 31, 1999, 1998 and 1997 and changes in such quantities for the years then ended, see Note 7 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" below. Such reserves have been estimated by the engineering staff of Pioneer USA with a review by Williamson Petroleum Consultants, Inc., an independent petroleum consultant.

ITEM 3.     Legal Proceedings

The Partnership from time to time is a party to various legal proceedings incidental to its business involving claims in oil and gas leases or interests, other claims for damages in amounts not in excess of 10% of its current assets and other matters, none of which Pioneer USA believes to be material to the Partnership.

ITEM 4.     Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.     Market for Partnership's Common Equity and Related Stockholder
               Matters

At March 8, 2000, the Partnership had 4,891 outstanding limited partnership interests held of record by 609 subscribers. There is no established public trading market for the limited partnership interests. Under the limited partnership agreement, Pioneer USA has made certain commitments to purchase partnership interests at a computed value.

Revenues which, in the sole judgement of the managing general partner, are not required to meet the Partnership's obligations are distributed to the partners at least quarterly in accordance with the limited partnership agreement. During the years ended December 31, 1999 and 1998, distributions of $50,502 and $95,712, respectively, were made to the limited partners.

ITEM 6.     Selected Financial Data

The following table sets forth selected financial data for the years ended December 31:

                                1999       1998         1997         1996             1995
                             ---------   ---------   ----------   ----------    ---------
Operating results:
-----------------
  Oil and gas sales          $ 441,997   $ 392,883   $  608,207   $  710,173    $  613,929
                              ========    ========    =========    =========     =========
  Litigation settlement, net $   -       $   -       $     -      $   43,618    $     -
                              ========    ========    =========    =========     =========
  Impairment of oil and
    gas properties           $     -     $ 294,610   $  165,201   $    2,277    $   20,719
                              ========    ========    =========    =========     =========
  Net income (loss)          $  17,320   $(563,993)  $  (60,847)  $  312,582    $   34,081
                              ========    ========    =========    =========     =========
  Allocation of net
    income (loss):
      General partners       $  18,135   $ (49,472)  $   31,736   $   92,811    $   35,122
                              ========    ========    =========    =========     =========
      Limited partners       $    (815)  $(514,521)  $  (92,583)  $  219,771    $   (1,041)
                              ========    ========    =========    =========     =========
  Limited partners' net in-
    come (loss) per limited
    partnership interest     $    (.17)  $ (105.20)  $   (18.93)  $    44.93    $     (.21)
                              ========    ========    =========    =========     =========
  Limited partners' cash
    distributions per
    limited partnership
    interest                 $   10.33   $   19.57   $    47.31   $    51.40(a) $    40.96
                              ========    ========    =========    =========     =========
At year end:
  Identifiable assets        $ 425,107   $ 474,528   $1,158,135   $1,526,765    $1,585,711
                              ========    ========    =========    =========     =========
---------------
(a)    Including litigation settlement per limited partnership interest of $6.96 in 1996.

                                        5

ITEM 7.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations

Results of operations

1999 compared to 1998

The Partnership's 1999 oil and gas revenues increased 13% to $441,997 from $392,883 in 1998. The increase in revenues resulted from higher average prices received, offset by a decline in production. In 1999, 17,472 barrels of oil, 6,414 barrels of natural gas liquids ("NGLs") and 48,380 mcf of gas were sold, or 31,949 barrel of oil equivalents ("BOEs"). In 1998, 19,150 barrels of oil, 6,748 barrels of NGLs and 48,971 mcf of gas were sold, or 34,060 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $3.29, or 25%, from $13.32 in 1998 to $16.61 in 1999. The average price received per barrel of NGLs increased $1.76, or 24%, from $7.20 in 1998 to $8.96 in 1999. The average price received per mcf of gas increased 7% from $1.82 in 1998 to $1.95 in 1999. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received in 1999.

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

Total costs and expenses decreased in 1999 to $427,526 as compared to $961,319 in 1998, a decrease of $533,793, or 56%. The decrease was primarily due to declines in the impairment of oil and gas properties, depletion and production costs, offset by an increase in general and administrative expenses ("G&A").

Production costs were $313,158 in 1999 and $336,406 in 1998, resulting in a $23,248 decrease, or 7%. The decrease was due to declines in well maintenance costs and ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 30% from $14,542 in 1998 to $18,932 in 1999. The Partnership paid the managing general partner $13,260 in 1999 and $11,786 in 1998 for G&A incurred on behalf of the Partnership. G&A is allocated, in part, to the Partnership by the managing general partner. Allocated expenses are determined by the managing general partner based upon the level of activity of the Partnership relative to the non-partnership activities of the managing general partner. The method of allocation has been consistent over the past several years with certain modifications incorporated to reflect changes in Pioneer USA's overall business activities.

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the managing general partner reviews the Partnership's oil and gas properties for impairment whenever events or circumstances indicate a decline in the recoverability of the carrying value of the Partnership's assets may have occurred. As a result of the review and evaluation of its long- lived assets for impairment, the Partnership recognized a non-cash charge of $294,610 related to its oil and gas properties during 1998.

Depletion was $95,436 in 1999 compared to $315,761 in 1998, representing a decrease of $220,325, or 70%. This decrease was the result of a combination of factors that included an increase in proved reserves during 1999 due to higher commodity prices, a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1998 and a decline in oil production of 1,678 barrels for the period ended December 31, 1999 compared to the same period in 1998.

1998 compared to 1997

The Partnership's 1998 oil and gas revenues decreased 35% to $392,883 from $608,207 in 1997. The decrease in revenues resulted from lower average prices received. In 1998, 19,150 barrels of oil, 6,748 barrels of NGLs and 48,971 mcf of gas were sold, or 34,060 BOEs. In 1997, 20,742 barrels of oil, 2,902 barrels of NGLs and 66,728 mcf of gas were sold, or 34,765 BOEs.

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

Total costs and expenses increased in 1998 to $961,319 as compared to $678,703 in 1997, an increase of $282,616, or 42%. The increase was primarily due to increases in depletion and the impairment of oil and gas properties, offset by declines in G&A and production costs.

Production costs were $336,406 in 1998 and $339,942 in 1997, resulting in a $3,536 decrease. The decrease was due to declines in production taxes and lease operating expenses due to the sale of eight oil and gas wells during the fourth quarter of 1997, offset by an increase in well maintenance costs incurred to stimulate well production.

During this period, G&A decreased, in aggregate, 35% from $22,386 in 1997 to $14,542 in 1998. The Partnership paid the managing general partner $11,786 in 1998 and $18,246 in 1997 for G&A incurred on behalf of the Partnership.

The Partnership recognized non-cash SFAS 121 charges of $294,610 and $165,201 related to its oil and gas properties during 1998 and 1997, respectively.

Depletion was $315,761 in 1998 compared to $151,174 in 1997, representing an increase of $164,587. This increase was the result of a combination of factors that included a decline in proved reserves during 1998 due to lower commodity prices, offset by a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1997 and a reduction in oil production of 1,592 barrels for the period ended December 31, 1998 compared to the same period in 1997.

Impact of inflation and changing prices on sales and net income

Inflation generally does not impact revenues in the oil and gas industry. However, inflation generally does impact expenses, the most significant for the Partnership is lease operating expenses.

The petroleum industry has been characterized by volatile oil, NGL and natural gas commodity prices and relatively stable supplier costs during the three years ended December 31, 1999. During 1997 and 1998, weather patterns, regional economic recessions and political matters combined to cause worldwide crude oil supplies to exceed demand. As a result, crude oil prices declined substantially from the price levels of 1996. Also during 1997 and 1998, but to a lesser extent, market prices for natural gas declined. During 1999, the price per barrel for oil production similar to the Partnership's ranged from approximately $11.00 to $24.00. The decrease in crude oil exports during 1999 by members of the Organization of Petroleum Exporting Countries ("OPEC") and other crude oil exporting nations has resulted in higher Partnership revenues and operating cash flow as compared to 1998.

Prices for natural gas are subject to ordinary seasonal fluctuations, and this volatility of natural gas prices may result in production being curtailed and, in some cases, wells being completely shut-in.

Liquidity and capital resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $18,957 during the year ended December 31, 1999 from 1998. The increase was primarily attributable to reductions in operating costs paid of $19,826 that have resulted from the managing general partner's cost containment measures and a decline in G&A expenses paid of $3,244, partially offset by a decrease of $4,113 in oil and gas sales receipts.

Net Cash Provided by (Used in) Investing Activities

The Partnership's principle investing activities during 1999 and 1998 were related to the upgrades of oil and gas equipment on various oil and gas properties.

Proceeds from asset dispositions of $704 in 1999 were from equipment credits received on active properties. During 1998, proceeds from asset dispositions of $14,397 were received from the sale of properties during 1997.

Net Cash Used in Financing Activities

In 1999, cash distributions to the partners were $67,767, of which $17,265 was distributed to the general partners and $50,502 to the limited partners. In 1998, cash distributions to the partners were $116,427, of which $20,715 was distributed to the general partners and $95,712 to the limited partners.

Since the first quarter of 1999, world crude oil prices have increased, primarily as a result of decreases in crude oil supplies made available by OPEC and other crude oil exporting nations. During the period from the third quarter of 1997 through the first quarter of 1999, there was a significant declining trend in world oil prices and, to a lesser extent, natural gas prices. During the first quarter of 1999, OPEC and certain other crude oil exporting nations announced reductions in their planned export volumes. These announcements, together with the enactment of announced reductions in export volumes, have had a positive impact on world crude oil prices. No assurances can be given that the reductions in export volumes or the positive trend in oil and gas commodity prices can be sustained for an extended period of time.

  Proposal to acquire partnerships

On September 8, 1999, Pioneer USA filed a preliminary proxy statement with the SEC proposing an agreement and plan of merger to the limited partners of 25 publicly-held Parker & Parsley limited partnerships. The preliminary proxy statement is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets, the majority approval of the limited partners in each partnership and the resolution of SEC review comments. Pioneer is continuing to evaluate the feasibility of the proposed agreement and plan of merger; however, the current commodity price outlook has diminished the likelihood that the proposed agreement and plan of merger will be consummated.

Year 2000 project readiness

As the year 2000 was approaching, the inability of some computer programs and embedded technologies to distinguish between "1900" and "2000" gave rise to the "Year 2000" problem. Such computer programs and related technology were at risk to fail outright or communicate inaccurate data, if not remediated or replaced. With the proliferation of electronic data interchange, the Year 2000 problem represented a significant exposure to the entire global community, the full extent of which could not be accurately assessed prior to the year 2000.

In proactive response to the Year 2000 problem, the managing general partner established a "Year 2000" project that assessed, to the extent possible, the Partnership's and the managing general partner's internal Year 2000 problem; took remedial actions necessary to minimize the Year 2000 risk exposure to the managing general partner and significant third parties with whom it has data interchange; and, tested the managing general partner's systems and processes once remedial actions were taken. The managing general partner contracted with IBM Global Services to perform the assessment and remedial phases of its Year 2000 project. The managing general partner's total costs related to the Year 2000 problem were $2.5 million.

The managing general partner has closely monitored its information and non-information technology systems since the beginning of 2000 and has identified no significant Year 2000 failures or problems. The managing general partner will continue to monitor Year 2000 risks and issues. There can be no assurances that unforeseen problems will not be encountered in the future.

  ITEM 8.     Financial Statements and Supplementary Data

                          Index to Financial Statements

                                                                          Page

  Financial Statements of Parker & Parsley 82-I, Ltd:
    Independent Auditors' Report - Ernst & Young LLP...................    12
    Independent Auditors' Report - KPMG LLP............................    13
    Balance Sheets as of December 31, 1999 and 1998....................    14
    Statements of Operations for the Years Ended December 31,
       1999, 1998 and 1997.............................................    15
    Statements of Partners' Capital for the Years Ended
       December 31, 1999, 1998 and 1997................................    16
    Statements of Cash Flows for the Years Ended December 31,
       1999, 1998 and 1997.............................................    17
    Notes to Financial Statements......................................    18

                          INDEPENDENT AUDITORS' REPORT

The Partners
Parker & Parsley 82-I, Ltd.
  (A Texas Limited Partnership):

We have audited the balance sheets of Parker & Parsley 82-I, Ltd. as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parker & Parsley 82-I, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                            Ernst & Young LLP


  Dallas, Texas
  March 10, 2000

                          INDEPENDENT AUDITORS' REPORT

The Partners
Parker & Parsley 82-I, Ltd.
  (A Texas Limited Partnership):

We have audited the statement of operations, partners' capital and cash flows of Parker & Parsley 82-I, Ltd. for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above presents fairly, in all material respects, the results of operations and cash flows of Parker & Parsley 82-I, Ltd. for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


                                               KPMG LLP


  Midland, Texas
  March 20, 1998

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                                 BALANCE SHEETS
                                   December 31



                                                       1999          1998
                                                   -----------    -----------
                  ASSETS

  Current assets:
    Cash                                           $    61,558    $    44,427
    Accounts receivable - oil and gas sales             61,533         36,699
                                                    ----------     ----------
        Total current assets                           123,091         81,126
                                                    ----------     ----------
  Oil and gas properties - at cost, based on the
    successful efforts accounting method             9,889,520      9,885,470
  Accumulated depletion                             (9,587,504)    (9,492,068)
                                                    ----------     ----------
        Net oil and gas properties                     302,016        393,402
                                                    ----------     ----------
                                                   $   425,107    $   474,528
                                                    ==========     ==========

  LIABILITIES AND PARTNERS' CAPITAL

  Current liabilities:
    Accounts payable - affiliate                   $    13,314    $    12,288

  Partners' capital:
    General partners                                   151,802        150,932
    Limited partners (4,891 interests)                 259,991        311,308
                                                    ----------     ----------
                                                       411,793        462,240
                                                    ----------     ----------
                                                   $   425,107    $   474,528
                                                    ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                         For the years ended December 31




                                             1999         1998          1997
                                          ---------    ---------    ----------
Revenues:
    Oil and gas                           $ 441,997    $ 392,883    $  608,207
    Interest                                  2,849        4,244         6,028
    Gain on disposition of assets               -            199         3,621
                                           --------     --------     ---------
                                            444,846      397,326      617,856
                                           --------     --------     ---------
Costs and expenses:
    Oil and gas production                  313,158      336,406       339,942
    General and administrative               18,932       14,542        22,386
    Impairment of oil and gas properties        -        294,610       165,201
    Depletion                                95,436      315,761       151,174
                                           --------     --------     ---------
                                            427,526      961,319       678,703
                                           --------     --------     ---------
Net income (loss)                         $  17,320    $(563,993)   $  (60,847)
                                           ========     ========     =========
Allocation of net income (loss):
    General partners                      $  18,135    $ (49,472)   $   31,736
                                           ========     ========     =========
    Limited partners                      $    (815)   $(514,521)   $  (92,583)
                                           ========     ========     =========
Net income (loss) per limited partnership
    interest                              $    (.17)   $ (105.20)   $   (18.93)
                                           ========     ========     =========


   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL




                                          General       Limited
                                          partners      partners        Total
                                         ----------    ----------    ----------

Partners' capital at January 1, 1997     $  264,514    $1,245,502    $1,510,016
   Distributions                            (75,131)     (231,378)     (306,509)
   Net income (loss)                         31,736       (92,583)      (60,847)
                                          ---------     ---------     ----------

Partners' capital at December 31, 1997      221,119       921,541     1,142,660
   Distributions                            (20,715)      (95,712)     (116,427)
   Net loss                                 (49,472)     (514,521)     (563,993)
                                          ---------     ---------     ---------

Partners' capital at December 31, 1998      150,932       311,308       462,240
   Distributions                            (17,265)      (50,502)      (67,767)
   Net income (loss)                         18,135          (815)       17,320
                                          ---------     ---------     ---------

Partners' capital at December 31, 1999   $  151,802    $  259,991    $  411,793
                                          =========     =========     =========






   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                         For the years ended December 31




                                              1999         1998         1997
                                            ---------    ---------    ---------
Cash flows from operating activities:
  Net income (loss)                         $  17,320    $(563,993)   $ (60,847)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
       Impairment of oil and gas properties       -        294,610      165,201
       Depletion                               95,436      315,761      151,174
       Gain on disposition of assets              -           (199)      (3,621)
  Changes in assets and liabilities:
     Accounts receivable                      (24,834)       26,999      28,652
     Accounts payable                           1,026        (3,187)     (1,274)
                                             --------     ---------    --------
         Net cash provided by operating
            activities                         88,948        69,991     279,285
                                             --------     ---------    --------
Cash flows from investing activities:
  Additions to oil and gas properties          (4,754)       (6,820)     (2,089)
  Proceeds from asset dispositions                704        14,397      18,068
                                             --------     ---------    --------

         Net cash provided by (used in)
            investing activities               (4,050)        7,577      15,979
                                             --------     ---------    --------
Cash flows used in financing activities:
  Cash distributions to partners              (67,767)     (116,427)   (306,509)
                                             --------     ---------    --------
Net increase (decrease) in cash                17,131       (38,859)    (11,245)
Cash at beginning of year                      44,427        83,286      94,531
                                             --------     ---------    --------
Cash at end of year                         $  61,558    $   44,427   $  83,286
                                             ========     =========    ========



   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

Note 1.     Organization and nature of operations

       Parker & Parsley 82-I, Ltd. (the "Partnership") is a limited partnership organized in 1982 under the laws of the State of Texas. On August 8, 1997, Pioneer Natural Resources USA, Inc. ("Pioneer USA") became the managing general partner of the Partnership, joining the existing general partner, P&P Employees 82-I, Ltd. ("EMPL"), a Texas limited partnership whose general partner is Pioneer USA, and 4,891 limited partnership interests as of March 8, 2000. Prior to August 8, 1997, the Partnership's managing general partner and the general partner of EMPL was Parker & Parsley Development L.P. ("PPDLP"), a wholly-owned subsidiary of Parker & Parsley Petroleum Company ("Parker & Parsley"). On August 7, 1997, Parker & Parsley and Mesa Inc. received shareholder approval to merge and create Pioneer Natural Resources Company ("Pioneer"). On August 8, 1997, PPDLP was merged with and into Pioneer USA, a wholly- owned subsidiary of Pioneer, resulting in Pioneer USA becoming the managing general partner of the Partnership and the general partner of EMPL as PPDLP's successor by merger.

       The Partnership engages in oil and gas development and production in Texas and New Mexico and is not involved in any industry segment other than oil and gas.

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

       General and administrative expenses - General and administrative expenses are allocated in part to the Partnership by the managing general partner or its affiliates. Allocated expenses are determined by the managing general partner based upon the level of activity of the Partnership relative to the non-partnership activities of the managing general partner. The method of allocation has been consistent over the past several years with certain modifications incorporated to reflect changes in Pioneer USA's overall business activities.

       Reclassifications - Certain reclassifications may have been made to the 1998 and 1997 financial statements to conform to the 1999 financial statement presentation.

       Environmental - The Partnership is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Partnership to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component are fixed or reliably determinable. No such liabilities have been accrued as of December 31, 1999.

       Revenue recognition - The Partnership uses the entitlements method of accounting for crude oil and natural gas revenues.

Note 3.     Impairment of long-lived assets

       In accordance with SFAS 121, the Partnership reviews its proved oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of the carrying value of the Partnership's oil and gas properties. The Partnership has estimated the expected future cash flows of its oil and gas properties as of December 31, 1999, 1998 and 1997, based on proved reserves, and compared such estimated future cash flows to the respective carrying amount of the oil and gas properties to determine if the carrying amounts were likely to be recoverable. For those proved oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Partnership adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result, the Partnership recognized non-cash impairment provisions of $294,610 and $165,201 related to its proved oil and gas properties during 1998 and 1997, respectively.

Note 4.     Income taxes

       The financial statement basis of the Partnership's net assets and liabilities was $642,606 less than the tax basis at December 31, 1999.

       The following is a reconciliation of net income (loss) per statements of operations with the net income per Federal income tax returns for the years ended December 31:

                                              1999         1998         1997
                                            ---------    ---------    ---------
Net income (loss) per statements of
  operations                                $  17,320    $(563,993)   $ (60,847)
Depletion and depreciation provisions for
  tax reporting purposes less than amounts
  for financial reporting purposes             92,542      312,201      150,206
Impairment of oil and gas properties for
  financial reporting purposes                    -        294,610      165,201
Gain (loss) on disposition of assets              -           (116)      14,447
Other, net                                         77          786       (6,327)
                                             --------     --------     --------
     Net income per Federal
       income tax returns                   $ 109,939    $  43,488    $ 262,680
                                             ========     ========     ========

Note 5.     Oil and gas producing activities

       The following is a summary of the costs incurred, whether capitalized or expensed, related to the Partnership's oil and gas producing activities for the years ended December 31:

                                              1999         1998          1997
                                            ---------    ---------    ---------
       Development costs                    $   4,754    $   6,820    $   1,855
                                             ========     ========     ========

       Capitalized oil and gas properties consist of the following:

                                                1999            1998
                                            -----------     -----------
     Proved properties:
       Property acquisition costs           $   360,899     $   360,899
       Completed wells and equipment          9,528,621       9,524,571
                                             ----------      ----------
                                              9,889,520       9,885,470
     Accumulated depletion                   (9,587,504)     (9,492,068)
                                             ----------      ----------
            Net capitalized costs           $   302,016     $   393,402
                                             ==========      ==========

Note 6.     Related party transactions

       Pursuant to the limited partnership agreement, the Partnership had the following related party transactions with the managing general partner or its affiliates during the years ended December 31:

                                                 1999        1998        1997
                                               --------    --------    --------
  Payment of lease operating and supervision
    charges in accordance with standard
    industry operating agreements              $156,380    $150,391    $146,626

  Reimbursement of general
    and administrative expenses                $ 13,260    $ 11,786    $ 18,246

       Pioneer USA, EMPL and the Partnership are parties to the Partnership agreement. EMPL is a limited partnership in which Pioneer USA owns 77.5% and the remaining portion is owned by former affiliates. In addition, Pioneer USA owned 601 limited partner interests at January 1, 2000.

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

Note 7.     Oil and gas information (unaudited)

       The following table presents information relating to the Partnership's estimated proved oil and gas reserves at December 31, 1999, 1998 and 1997 and changes in such quantities during the years then ended. Due to a change in the accounting policy of the managing general partner in 1997, the Partnership began accounting for processed natural gas production in two components:

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

                                                   Oil and NGLs        Gas
                                                      (bbls)          (mcf)
                                                   ------------    ----------

     Net proved reserves at January 1, 1997            282,669       1,028,920
     Revisions                                          68,237        (494,786)
     Sale of reserves                                   (5,785)        (19,359)
     Production                                        (23,644)        (66,728)
                                                   -----------     -----------
     Net proved reserves at December 31, 1997          321,477         448,047
     Revisions                                        (230,755)       (305,609)
     Production                                        (25,898)        (48,971)
                                                   -----------     -----------
     Net proved reserves at December 31, 1998           64,824          93,467
     Revisions                                         280,613         443,568
     Production                                        (23,886)        (48,380)
                                                   -----------     -----------
     Net proved reserves at December 31, 1999          321,551         488,655
                                                   ===========     ===========

       As of December 31, 1999, the estimated present value of future net revenues of proved reserves, calculated using December 31, 1999 prices of $25.22 per barrel of oil, $18.33 per barrel of NGLs and $1.78 per mcf of gas, discounted at 10% was approximately $1,636,000 and undiscounted was $2,692,000.

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

Note 8.     Major customers

       The following table reflects the major customers of the Partnership's oil and gas sales (a major customer is defined as a customer whose sales exceed 10% of total sales) during the years ended December 31:

                                                1999        1998        1997
                                              --------    --------    --------
    Plains All American Inc.                     66%         -           -
    Genesis Crude Oil, L.P.                      -           65%         65%
    GPM Gas Corporation                          14%         13%         10%
    Western Gas Resources, Inc.                   2%         10%          9%

       At December 31, 1999, the amounts receivable from Plains All American Inc. and GPM Gas Corporation were $37,007 and $16,719, respectively, which are included in the caption "Accounts receivable - oil and gas sales" in the accompanying Balance Sheet.

       Pioneer USA is of the opinion that the loss of any one purchaser would not have an adverse effect on the ability of the Partnership to sell its oil and gas production or natural gas products.

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

Set forth below are the names, ages and positions of the directors and executive officers of Pioneer USA. Directors of Pioneer USA are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified. During June 1999, Mr. Lon C. Kile resigned as an officer of Pioneer USA. During January 2000, Mr. M. Garrett Smith also resigned his position as Director and Chief Financial Officer of Pioneer USA. Mr. Timothy L. Dove assumed the responsibility of Chief Financial Officer of Pioneer USA after Mr. Smith's resignation.

                            Age at
                         December 31,
      Name                   1999                       Position
------------------       ------------     -------------------------------------
Scott D. Sheffield            47          President

Timothy L. Dove               43          Executive Vice President, Chief
                                            Financial Officer and Director

Dennis E. Fagerstone          50          Executive Vice President and Director

Mark L. Withrow               52          Executive Vice President, General
                                            Counsel and Director

Rich Dealy                    33          Vice President and Chief Accounting
                                            Officer

         Scott D. Sheffield. Mr. Sheffield is a graduate of The University of Texas with a B.S. in Petroleum Engineering. Since August 1997, he has served as President, Chief Executive Officer and a director of Pioneer and President of Pioneer USA. Mr. Sheffield assumed the position of Chairman of the Board of Pioneer in August 1999. He served as a director of Pioneer USA from August 1997 until his resignation from the board in June 1999. Mr. Sheffield was the President and a director of Parker & Parsley from May 1990 until August 1997 and was the Chairman of the Board and Chief Executive Officer of Parker & Parsley from October 1990 until August 1997. He was the sole director of Parker & Parsley from May 1990 until October 1990. Mr. Sheffield joined Parker & Parsley Development Company ("PPDC"), a predecessor of Parker & Parsley, as a petroleum engineer in 1979. He served as Vice President - Engineering of PPDC from September 1981 until April 1985 when he was elected President and a director. In March 1989, Mr. Sheffield was elected Chairman of the Board and Chief Executive Officer of PPDC. Before joining PPDC's predecessor, Mr. Sheffield was employed as a production and reservoir engineer for Amoco Production Company.

         Timothy L. Dove. Mr. Dove earned a B.S. in Mechanical Engineering from Massachusetts Institute of Technology in 1979 and received his M.B.A. in 1981 from the University of Chicago. He became Executive Vice President - Business Development of Pioneer and Pioneer USA in August 1997 and was also appointed a director of Pioneer USA in August 1997. Mr. Dove assumed the position of Chief Financial Officer of Pioneer and Pioneer USA effective February 1, 2000. Mr. Dove joined Parker & Parsley in May 1994 as Vice President - International and was promoted to Senior Vice President - Business Development in October 1996, in which position he served until August 1997. Prior to joining Parker & Parsley, Mr. Dove was employed with Diamond Shamrock Corp., and its successor, Maxus Energy Corp, in various capacities in international exploration and production, marketing, refining and marketing and planning and development.

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

ITEM 11.     Executive Compensation

The Partnership does not have any directors or officers. Management of the Partnership is vested in Pioneer USA, the managing general partner. Under the Partnership agreement, Pioneer USA pays 8% of the Partnership's acquisition, drilling and completion costs and 20% of its operating and general and administrative expenses. In return, Pioneer USA is allocated 20% of the
Partnership's revenues. See Notes 6 and 9 of Notes to Financial Statements included in "Item 8.
                                       25

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

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management

(a)    Beneficial owners of more than five percent

The Partnership is not aware of any person who beneficially owns 5% or more of the outstanding limited partnership interests of the Partnership. Pioneer USA and EMPL respectively own 80% and 20% of the general partners' interests in the Partnership. Pioneer USA owned 601 limited partner interests at January 1, 2000.

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

ITEM 13.     Certain Relationships and Related Transactions

Transactions with the managing general partner or its affiliates

Pursuant to the limited partnership agreement, the Partnership had the following related party transactions with the managing general partner or its affiliates during the years ended December 31:
                                              1999         1998          1997
                                            ---------    ---------    ---------
Payment of lease operating and supervision
  charges in accordance with standard
  industry operating agreements             $ 156,380    $ 150,391    $ 146,626

Reimbursement of general and
  administrative expenses                   $  13,260    $  11,786    $  18,246

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

            The following are filed as part of this annual report:

                Independent Auditors' Report - Ernst & Young LLP

                Independent Auditors' Report - KPMG LLP

                Balance sheets as of December 31, 1999 and 1998

                Statements of operations for the years ended December 31, 1999,
                  1998 and 1997

                Statements of partners' capital for the years ended December 31,
                  1999, 1998 and 1997

                Statements of cash flows for the years ended December 31, 1999,
                  1998 and 1997

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

                                  PARKER & PARSLEY 82-I, LTD.

  Dated: March 21, 2000           By:     Pioneer Natural Resources USA, Inc.
                                            Managing General Partner


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

  /s/ Scott D. Sheffield     President of Pioneer USA             March 21, 2000
  ------------------------
  Scott D. Sheffield


  /s/ Timothy L. Dove        Executive Vice President, Chief      March 21, 2000
  ------------------------   Financial Officer and Director of
  Timothy L. Dove            Pioneer USA


  /s/ Dennis E. Fagerstone   Executive Vice President and         March 21, 2000
  ------------------------   Director of Pioneer USA
  Dennis E. Fagerstone


  /s/ Mark L. Withrow        Executive Vice President, General    March 21, 2000
  ------------------------   Counsel and Director of Pioneer USA
  Mark L. Withrow


  /s/ Rich Dealy             Vice President and Chief Accounting  March 21, 2000
  ------------------------   Officer of Pioneer USA
  Rich Dealy

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