Form 10-Q
period 2000-03-31
PARKER & PARSLEY 82 I LTD
filed 2000-05-08
CIK 714909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

                          Commission File No. 2-75530A

                           PARKER & PARSLEY 82-1, LTD.
             (Exact name of Registrant as specified in its charter)


                          Texas                             75-1825545
          ---------------------------------------      ---------------------
              (State or other jurisdiction of            (I.R.S. Employer
               incorporation or organization)          Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas       75039
----------------------------------------------------------------     ---------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 82-I, LTD.

                                TABLE OF CONTENTS


                                                                      Page

                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of March 31, 2000 and
              December 31, 1999 .....................................    3

           Statements of Operations for the three months
             ended March 31, 2000 and 1999...........................    4

           Statement of Partners' Capital for the three months
             ended March 31, 2000....................................    5

           Statements of Cash Flows for the three months
             ended March 31, 2000 and 1999...........................    6

           Notes to Financial Statements.............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K..........................    9

           27.1    Financial Data Schedule

           Signatures................................................   10

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                      March 31,    December 31,
                                                        2000           1999
                                                    -----------    -----------
                                                    (Unaudited)
                 ASSETS
Current assets:
   Cash                                             $    66,101    $    61,558
   Accounts receivable - oil and gas sales               79,463         61,533
                                                     ----------     ----------
         Total current assets                           145,564        123,091
                                                     ----------     ----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method               9,889,630      9,889,520
Accumulated depletion                                (9,596,561)    (9,587,504)
                                                     ----------     ----------
         Net oil and gas properties                     293,069        302,016
                                                     ----------     ----------
                                                    $   438,633    $   425,107
                                                     ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                     $    15,126    $    13,314

Partners' capital:
   General partners                                     156,073        151,802
   Limited partners (4,891 interests)                   267,434        259,991
                                                     ----------     ----------
                                                        423,507        411,793
                                                     ----------     ----------
                                                    $   438,633    $   425,107
                                                     ==========     ==========



  The financial information included as of March 31, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                         Three months ended
                                                               March 31,
                                                      -------------------------
                                                         2000           1999
                                                      ----------     ----------
Revenues:
  Oil and gas                                         $  172,087     $   85,403
  Interest                                                   973            508
                                                       ---------      ---------
                                                         173,060         85,911
                                                       ---------      ---------
Costs and expenses:
  Oil and gas production                                  85,023         74,678
  General and administrative                               5,363          3,313
  Depletion                                                9,057         73,454
                                                       ---------      ---------
                                                          99,443        151,445
                                                       ---------      ---------
Net income (loss)                                     $   73,617     $  (65,534)
                                                       =========      =========
Allocation of net income (loss):
  General partners                                    $   19,763     $   (5,366)
                                                       =========      =========
  Limited partners                                    $   53,854     $  (60,168)
                                                       =========      =========
Net income (loss) per limited partnership interest    $    11.01     $   (12.30)
                                                       =========      =========
Distributions per limited partnership interest        $     9.49     $     1.50
                                                       =========      =========




         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                      General        Limited
                                      partners       partners        Total
                                     ----------     ----------     ----------

Balance at January 1, 2000           $  151,802     $  259,991     $  411,793

    Distributions                       (15,492)       (46,411)       (61,903)

    Net income                           19,763         53,854         73,617
                                      ---------      ---------      ---------

Balance at March 31, 2000            $  156,073     $  267,434     $  423,507
                                      =========      =========      =========






         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Three months ended
                                                               March 31,
                                                      -------------------------
                                                         2000           1999
                                                      ----------     ----------
Cash flows from operating activities:
  Net income (loss)                                   $   73,617     $  (65,534)
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depletion                                           9,057         73,454
  Changes in assets and liabilities:
       Accounts receivable                               (17,930)        (8,886)
       Accounts payable                                    1,812          3,449
                                                       ---------      ---------
          Net cash provided by operating activities       66,556          2,483
                                                       ---------      ---------
Cash flows used in investing activities:
  Additions to oil and gas properties                       (110)            (9)

Cash flows used in financing activities:
  Cash distributions to partners                         (61,903)        (9,794)
                                                       ---------      ---------
Net increase (decrease) in cash                            4,543         (7,320)
Cash at beginning of period                               61,558         44,427
                                                       ---------      ---------
Cash at end of period                                 $   66,101     $   37,107
                                                       =========      =========




         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 82-I, Ltd. (the "Partnership") is a limited partnership organized in 1982 under the laws of the State of Texas.

The Partnership engages in oil and gas exploration, development and production in Texas and New Mexico and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of March 31, 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the March 31, 1999 financial statements to conform to the March 31, 2000 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
                   and Results of Operations (1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues increased 101% to $172,087 for the three months ended March 31, 2000 as compared to $85,403 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the three months ended March 31, 2000, 4,433 barrels of oil, 1,810 barrels of natural gas liquids ("NGLs") and 12,235 mcf of gas were sold, or 8,282 barrel of oil equivalents ("BOEs"). For the three months ended March 31, 1999, 5,012 barrels of oil, 1,752 barrels of NGLs and 12,173 mcf of gas were sold, or 8,793 BOEs.

The average price received per barrel of oil increased $15.43, or 131%, from $11.80 for the three months ended March 31, 1999 to $27.23 for the same period in 2000. The average price received per barrel of NGLs increased $7.68, or 154%, from $4.99 for the three months ended March 31, 1999 to $12.67 for the same period in 2000. The average price received per mcf of gas increased 62%, from $1.44 for the three months ended March 31, 1999 to $2.33 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 2000.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

Costs and Expenses:

Total costs and expenses decreased to $99,443 for the three months ended March 31, 2000 as compared to $151,445 for the same period in 1999, a decrease of $52,002, or 34%. This decrease was primarily due to a decline in depletion, offset by increases in production costs and general and administrative expenses ("G&A").

Production costs were $85,023 for the three months ended March 31, 2000 and $74,678 for the same period in 1999 resulting in a $10,345 increase, or 14%. The increase was due to higher production taxes due to increased oil and gas revenues and additional well maintenance costs incurred to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 62% from $3,313 for the three months ended March 31, 1999 to $5,363 for the same period in 2000 primarily due to increased oil and gas revenues.

Depletion was $9,057 for the three months ended March 31, 2000 compared to $73,454 for the same period in 1999, a decrease of $64,397, or 88%. This decrease was the result of an increase in proved reserves during the three months ended March 31, 2000 due to higher commodity prices and a decline in oil production of 579 barrels for the period ended March 31, 2000 compared to the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $64,073 during the three months ended March 31, 2000 from the same period in 1999. The increase was primarily attributable to an increase of $78,105 in oil and gas sales receipts, offset by increases in operating costs paid of $10,490 and G&A expenses paid of $3,542.

Net Cash Used in Financing Activities

For the three months ended March 31, 2000, cash distributions to the partners were $61,903, of which $15,492 was distributed to the general partners and $46,411 to the limited partners. For the same period ended March 31, 1999, cash distributions to the partners were $9,794, of which $2,453 was distributed to the general partners and $7,341 to the limited partners.

Other Items

Year 2000

During 1998, the managing general partner established a "Year 2000" project that assessed the Partnership's and the managing general partner's internal Year 2000 problem; took remedial actions necessary to minimize the Year 2000 risk exposure to the managing general partner and third parties; and, tested the managing general partner's systems and processes once remedial actions were taken.

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

                                           PARKER & PARSLEY 82-1, LTD.

                                  By:      Pioneer Natural Resources USA, Inc.
                                            Managing General Partner

Dated:  May 8, 2000               By:      /s/ Rich Dealy
                                           -----------------------------------
                                           Rich Dealy, Vice President
                                             and Chief Accounting Officer