Form 10-Q
period 2000-06-30
PARKER & PARSLEY 82 I LTD
filed 2000-08-11
CIK 714909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

                          Commission File No. 2-75530A

                           PARKER & PARSLEY 82-I, LTD.
             (Exact name of Registrant as specified in its charter)

                   Texas                                    75-1825545
  ---------------------------------------------       ----------------------
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas      75039
----------------------------------------------------------------    ---------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 82-I, LTD.

                                TABLE OF CONTENTS


                                                                       Page

                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 2000 and
              December 31, 1999......................................    3

           Statements of Operations for the three and six
             months ended June 30, 2000 and 1999.....................    4

           Statement of Partners' Capital for the six months
             ended June 30, 2000.....................................    5

           Statements of Cash Flows for the six months
             months ended June 30, 2000 and 1999.....................    6

           Notes to Financial Statements.............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K..........................   10

           27.1  Financial Data Schedule

           Signatures................................................   11

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                     June 30,     December 31,
                                                       2000           1999
                                                   -----------    -----------
                                                   (Unaudited)
                       ASSETS
Current assets:
     Cash                                          $    60,450    $    61,558
     Accounts receivable - oil and gas sales            90,077         61,533
                                                    ----------     ----------
          Total current assets                         150,527        123,091
                                                    ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               9,891,013      9,889,520
Accumulated depletion                               (9,603,616)    (9,587,504)
                                                    ----------     ----------
          Net oil and gas properties                   287,397        302,016
                                                    ----------     ----------
                                                   $   437,924    $   425,107
                                                    ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    21,674    $    13,314

Partners' capital:
  General partners                                     155,364        151,802
  Limited partners (4,891 interests)                   260,886        259,991
                                                    ----------     ----------
                                                       416,250        411,793
                                                    ----------     ----------
                                                   $   437,924    $   425,107
                                                    ==========     ==========




  The financial information included as of June 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                  Three months ended       Six months ended
                                       June 30,                June 30,
                                 ---------------------   ---------------------
                                   2000        1999        2000        1999
                                 ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                    $ 177,445   $ 101,099   $ 349,532   $ 186,502
  Interest                           1,350         529       2,323       1,037
                                  --------    --------    --------    --------
                                   178,795     101,628     351,855     187,539
                                  --------    --------    --------    --------
Costs and expenses:
  Oil and gas production            98,002      75,833     183,025     150,511
  General and administrative         5,969       3,538      11,332       6,851
  Depletion                          7,055       7,995      16,112      81,449
                                  --------    --------    --------    --------
                                   111,026      87,366     210,469     238,811
                                  --------    --------    --------    --------
Net income (loss)                $  67,769   $  14,262   $ 141,386   $ (51,272)
                                  ========    ========    ========    ========
Allocation of net income (loss):
 General partners                $  18,000   $   4,765   $  37,763   $    (601)
                                  ========    ========    ========    ========
 Limited partners                $  49,769   $   9,497   $ 103,623   $ (50,671)
                                  ========    ========    ========    ========
Net income (loss) per limited
 partnership interest            $   10.18   $    1.94   $   21.19   $  (10.36)
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

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       General       Limited
                                       partners      partners       Total
                                      ---------     ---------     ---------

Balance at January 1, 2000            $ 151,802     $ 259,991     $ 411,793

    Distributions                       (34,201)     (102,728)     (136,929)

    Net income                           37,763       103,623       141,386
                                       --------      --------      --------

Balance at June 30, 2000              $ 155,364     $ 260,886     $ 416,250
                                       ========      ========      ========



         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Six months ended
                                                              June 30,
                                                       ----------------------
                                                          2000        1999
                                                       ---------    ---------
Cash flows from operating activities:
  Net income (loss)                                    $ 141,386    $ (51,272)
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
        Depletion                                         16,112       81,449
  Changes in assets and liabilities:
     Accounts receivable                                 (28,544)     (17,082)
     Accounts payable                                      8,360        5,680
                                                        --------     --------
           Net cash provided by operating
              activities                                 137,314       18,775
                                                        --------     --------
Cash flows from investing activities:
  Additions to oil and gas properties                     (1,493)         -
  Proceeds from asset dispositions                           -            695
                                                        --------     --------
           Net cash provided by (used in)
              investing activities                        (1,493)         695
                                                        --------     --------
Cash flows used in financing activities:
  Cash distributions to partners                        (136,929)     (17,974)
                                                        --------     --------
Net increase (decrease) in cash                           (1,108)       1,496
Cash at beginning of period                               61,558       44,427
                                                        --------     --------
Cash at end of period                                  $  60,450    $  45,923
                                                        ========     ========



         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 82-I, Ltd. (the "Partnership") is a limited partnership organized in 1982 under the laws of the State of Texas.

The Partnership engages in oil and gas exploration, development and production in Texas and New Mexico and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 1999 financial statements to conform to the June 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 2000 compared with six months ended

  June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 87% to $349,532 for the six months ended June 30, 2000 as compared to $186,502 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the six months ended June 30, 2000, 8,863 barrels of oil, 3,292 barrels of natural gas liquids ("NGLs") and 23,257 mcf of gas were sold, or 16,031 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1999, 9,297 barrels of oil, 3,592 barrels of NGLs and 24,947 mcf of gas were sold, or 17,047 BOEs.

The average price received per barrel of oil increased $14.54, or 113%, from $12.91 for the six months ended June 30, 1999 to $27.45 for the same period in 2000. The average price received per barrel of NGLs increased $6.17, or 88%, from $6.99 for the six months ended June 30, 1999 to $13.16 for the same period in 2000. The average price received per mcf of gas increased 63% from $1.66 during the six months ended June 30, 1999 to $2.71 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2000.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

Costs and Expenses:

Total costs and expenses decreased to $210,469 for the six months ended June 30, 2000 as compared to $238,811 for the same period in 1999, a decrease of $28,342, or 12%. This decrease was attributable to a decline in depletion costs, offset by increases in production costs and general and administrative expenses ("G&A").

Production costs were $183,025 for the six months ended June 30, 2000 and $150,511 for the same period in 1999 resulting in a $32,514 increase, or 22%. This increase was due to additional well maintenance costs incurred to stimulate well production and higher production taxes due to higher oil and gas prices.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 65% from $6,851 for the six months ended June 30, 1999 to $11,332 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $16,112 for the six months ended June 30, 2000 compared to $81,449 for the same period in 1999, a decrease of $65,337, or 80%. This decrease was the result of an increase in proved reserves during the period ended June 30, 2000 due to higher commodity prices and a decline in oil production of 434 barrels for the six months ended June 30, 2000 compared to the same period in 1999.

Three months ended June 30, 2000 compared with three months ended June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 76% to $177,445 for the three months ended June 30, 2000 as compared to $101,099 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the three months ended June 30, 2000, 4,430 barrels of oil, 1,482 barrels of NGLs and 11,022 mcf of gas were sold, or 7,749 BOEs. For the three months ended June 30, 1999, 4,285 barrels of oil, 1,840 barrels of NGLs and 12,774 mcf of gas were sold, or 8,254 BOEs.

The average price received per barrel of oil increased $13.46, or 95%, from $14.21 for the three months ended June 30, 1999 to $27.67 for the same period in 2000. The average price received per barrel of NGLs increased $4.85, or 54%, from $8.90 during the three months ended June 30, 1999 to $13.75 for the same period in 2000. The average price received per mcf of gas increased 67% from $1.87 during the three months ended June 30, 1999 to $3.13 for the same period in 2000.

Costs and Expenses:

Total costs and expenses increased to $111,026 for the three months ended June 30, 2000 as compared to $87,366 for the same period in 1999, an increase of $23,660, or 27%. This increase was due to increases in production costs and G&A, offset by a decline in depletion.

Production costs were $98,002 for the three months ended June 30, 2000 and $75,833 for the same period in 1999 resulting in a $22,169 increase, or 29%. This increase was due to additional well maintenance costs incurred to stimulate well production and higher production taxes due to higher oil and gas prices.

During this period, G&A increased, in aggregate, 69% from $3,538 for the three months ended June 30, 1999 to $5,969 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $7,055 for the three months ended June 30, 2000 compared to $7,995 for the same period in 1999, a decrease of $940, or 12%. This decrease was attributable to an increase in proved reserves during the period ended June 30, 1999 as a result of higher commodity prices, offset by an increase in oil production of 145 barrels for the three months ended June 30, 2000 compared to the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $118,539 during the six months ended June 30, 2000 from the same period ended June 30, 1999. This increase was due to an increase in oil and gas sales receipts of $152,854, offset by increases in operating costs paid of $28,481 and G&A expenses paid of $5,834.

Net Cash Provided by (Used in) Investing Activities

The Partnership's principle investing activities during the six months ended June 30, 2000 were related to upgrades of oil and gas equipment on active properties.

Proceeds from asset dispositions of $695 were received during the six months ended June 30, 1999 primarily from equipment credits received on active properties.

Net Cash Used in Financing Activities

For the six months ended June 30, 2000, cash distributions to the partners were $136,929, of which $34,201 was distributed to the general partners and $102,728 to the limited partners. For the same period ended June 30, 1999, cash distributions to the partners were $17,974, of which $4,392 was distributed to the general partners and $13,582 to the limited partners.

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

                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits

       27.1   Financial Data Schedule

(b)    Reports on Form 8-K - none

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)



                               S I G N A T U R E S



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PARKER & PARSLEY 82-I, LTD.

                                By:    Pioneer Natural Resources USA, Inc.
                                        Managing General Partner





Dated:  August 11, 2000         By:      /s/ Rich Dealy
                                       --------------------------------
                                       Rich Dealy, Vice President and
                                       Chief Accounting Officer