Form 10-Q
period 2000-09-30
PARKER & PARSLEY 82 I LTD
filed 2000-11-08
CIK 714909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2000



                          Commission File No. 2-75530A


                           PARKER & PARSLEY 82-1, LTD.
             (Exact name of Registrant as specified in its charter)

                        Texas                                75-1825545
       --------------------------------------------    ---------------------
            (State or other jurisdiction of               (I.R.S. Employer
            incorporation or organization)             Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas     75039
----------------------------------------------------------------   ----------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 82-I, LTD.

                                TABLE OF CONTENTS



                                                                    Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 2000 and
              December 31, 1999...................................    3

           Statements of Operations for the three and nine
             months ended September 30, 2000 and 1999.............    4

           Statement of Partners' Capital for the nine months
             ended September 30, 2000.............................    5

           Statements of Cash Flows for the nine months ended
             September 30, 2000 and 1999..........................    6

           Notes to Financial Statements..........................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations..................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K.......................   10

           27.1   Financial Data Schedule

           Signatures.............................................   11

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements
                                 BALANCE SHEETS

                                                 September 30,   December 31,
                                                     2000            1999
                                                 ------------    ------------
                                                  (Unaudited)
                 ASSETS

Current assets:
  Cash                                           $     40,512    $     61,558
  Accounts receivable - oil and gas sales              91,618          61,533
                                                  -----------     -----------
         Total current assets                         132,130         123,091
                                                  -----------     -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method              9,895,266       9,889,520
Accumulated depletion                              (9,607,723)     (9,587,504)
                                                  -----------     -----------
         Net oil and gas properties                   287,543         302,016
                                                  -----------     -----------
                                                 $    419,673    $    425,107
                                                  ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                   $     21,281    $     13,314

Partners' capital:
  General partners                                    151,078         151,802
  Limited partners (4,891 interests)                  247,314         259,991
                                                  -----------     -----------
                                                      398,392         411,793
                                                  -----------     -----------
                                                 $    419,673    $    425,107
                                                  ===========     ===========



The financial information included as of September 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                   Three months ended        Nine months ended
                                      September 30,            September 30,
                                 ---------------------    ---------------------
                                    2000        1999         2000        1999
                                 ---------   ---------    ---------   ---------
Revenues:
   Oil and gas                   $ 191,130   $ 128,826    $ 540,662   $ 315,328
   Interest                          1,707         797        4,030       1,834
                                  --------    --------     --------    --------
                                   192,837     129,623      544,692     317,162
                                  --------    --------     --------    --------
Costs and expenses:
   Oil and gas production           93,508      65,896      276,533     216,407
   General and administrative        6,974       6,231       18,306      13,082
   Depletion                         4,107       6,768       20,219      88,217
                                  --------    --------     --------    --------
                                   104,589      78,895      315,058     317,706
                                  --------    --------     --------    --------
Net income (loss)                $  88,248   $  50,728    $ 229,634   $    (544)
                                  ========    ========     ========    ========
Allocation of net income (loss):
   General partners              $  22,678   $  13,044    $  60,441   $  12,443
                                  ========    ========     ========    ========
   Limited partners              $  65,570   $  37,684    $ 169,193   $ (12,987)
                                  ========    ========     ========    ========
Net income (loss) per limited
   partnership interest          $   13.40   $    7.70    $   34.59   $   (2.66)
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

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)



                                       General      Limited
                                       partners      partners       Total
                                      ----------    ----------    ----------

Balance at January 1, 2000            $  151,802    $  259,991    $  411,793

    Distributions                        (61,165)     (181,870)     (243,035)

    Net income                            60,441       169,193       229,634
                                       ---------     ---------     ---------

Balance at September 30, 2000         $  151,078    $  247,314    $  398,392
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

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                      Nine months ended
                                                         September 30,
                                                   ------------------------
                                                      2000          1999
                                                   ----------    ----------
Cash flows from operating activities:
   Net income (loss)                               $  229,634    $     (544)
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
        Depletion                                      20,219        88,217
   Changes in assets and liabilities:
        Accounts receivable                           (30,085)      (26,488)
        Accounts payable                                7,967         6,641
                                                    ---------     ---------
             Net cash provided by operating
               activities                             227,735        67,826
                                                    ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas properties                 (5,746)         (223)
   Proceeds from asset dispositions                       -             704
                                                    ---------     ---------
             Net cash provided by (used in)
               investing activities                    (5,746)          481
                                                    ---------     ---------
Cash flows used in financing activities:
   Cash distributions to partners                    (243,035)      (49,632)
                                                    ---------     ---------
Net increase (decrease) in cash                       (21,046)       18,675
Cash at beginning of period                            61,558        44,427
                                                    ---------     ---------
Cash at end of period                              $   40,512    $   63,102
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

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 82-I, Ltd. (the "Partnership") is a limited partnership organized in 1982 under the laws of the State of Texas.

The Partnership engages in oil and gas exploration, development and production in Texas and New Mexico and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 1999 financial statements to conform to the September 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 2000 compared with nine months ended  September
 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 71% to $540,662 for the nine months ended September 30, 2000 as compared to $315,328 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the nine months ended September 30, 2000, 12,935 barrels of oil, 5,029 barrels of natural gas liquids ("NGLs") and 35,584 mcf of gas were sold, or 23,895 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1999, 13,535 barrels of oil, 5,381 barrels of NGLs and 37,870 mcf of gas were sold, or 25,228 BOEs.

The average price received per barrel of oil increased $13.59, or 92%, from $14.75 for the nine months ended September 30, 1999 to $28.34 for the same period in 2000. The average price received per barrel of NGLs increased $5.52, or 67%, from $8.20 during the nine months ended September 30, 1999 to $13.72 for the same period in 2000. The average price received per mcf of gas increased 56% from $1.89 during the nine months ended September 30, 1999 to $2.95 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2000.

Costs and Expenses:

Total costs and expenses decreased to $315,058 for the nine months ended September 30, 2000 as compared to $317,706 for the same period in 1999, a decrease of $2,648, or 1%. This decrease was due to a decline in depletion, offset by increases in production costs and general and administrative expenses ("G&A").

Production costs were $276,533 for the nine months ended September 30, 2000 and $216,407 for the same period in 1999 resulting in a $60,126 increase, or 28%. This increase was primarily due to additional well maintenance costs incurred to stimulate well production of $41,944 and higher production taxes of $17,430 associated with higher oil and gas prices.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 40% from $13,082 for the nine months ended September 30, 1999 to $18,306 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $20,219 for the nine months ended September 30, 2000 compared to $88,217 for the same period in 1999, a decrease of $67,998, or 77%. This decrease was attributable to an increase in proved reserves due to higher commodity prices and a decline in oil production of 600 barrels when compared to the respective information for the same period in 1999.

Three months ended September 30, 2000 compared with three months ended September
 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 48% to $191,130 for the three months ended September 30, 2000 as compared to $128,826 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the three months ended September 30, 2000, 4,072 barrels of oil, 1,737 barrels of NGLs and 12,327 mcf of gas were sold, or 7,864 BOEs. For the three months ended September 30, 1999, 4,238 barrels of oil, 1,789 barrels of NGLs and 12,923 mcf of gas were sold, or 8,181 BOEs.

The average price received per barrel of oil increased $11.47, or 61%, from $18.79 for the three months ended September 30, 1999 to $30.26 for the same period in 2000. The average price received per barrel of NGLs increased $4.18, or 39%, from $10.62 during the three months ended September 30, 1999 to $14.80 for the same period in 2000. The average price received per mcf of gas increased 46% from $2.34 during the three months ended September 30, 1999 to $3.42 for the same period in 2000.

Costs and Expenses:

Total costs and expenses increased to $104,589 for the three months ended September 30, 2000 as compared to $78,895 for the same period in 1999, an increase of $25,694, or 33%. This increase was due to increases in production costs and G&A, offset by a decrease in depletion.

Production costs were $93,508 for the three months ended September 30, 2000 and $65,896 for the same period in 1999 resulting in a $27,612 increase, or 42%. The increase was primarily due to additional well maintenance costs incurred to stimulate well production of $21,359 and higher production taxes of $6,201 associated with higher oil and gas prices.

During this period, G&A increased, in aggregate, 12% from $6,231 for the three months ended September 30, 1999 to $6,974 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $4,107 for the three months ended September 30, 2000 compared to $6,768 for the same period in 1999, representing a decrease of $2,661, or 39%. This decrease was attributable to an increase in proved reserves as a result of higher commodity prices and a decline in oil production of 166 barrels when compared to the respective information for the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $159,909 during the nine months ended September 30, 2000 from the same period ended September 30, 1999. This increase was due to an increase in oil and gas sales receipts of $223,933, offset by increases in production costs paid of $56,044 and G&A expenses paid of $7,980.

Net Cash Provided by (Used in) Investing Activities

The Partnership's principal investing activities during the nine months ended September 30, 2000 and 1999 were related to upgrades of oil and gas equipment on active properties.

Proceeds from asset dispositions of $704 were received during the nine months ended September 30, 1999 from equipment credits received on one well.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2000, cash distributions to the partners were $243,035, of which $61,165 was distributed to the general partners and $181,870 to the limited partners. For the same period ended September 30, 1999, cash distributions to the partners were $49,632, of which $12,052 was distributed to the general partners and $37,580 to the limited partners.

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


                                            PARKER & PARSLEY 82-1, LTD.

                                     By:    Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner




Dated:  November 7, 2000             By:    /s/ Rich Dealy
                                            -----------------------------------
                                            Rich Dealy, Vice President and
                                              Chief Accounting Officer