Form 10-Q
period 2001-09-30
PARKER & PARSLEY 82 I LTD
filed 2001-11-08
CIK 714909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2001



                          Commission File No. 2-75530A


                           PARKER & PARSLEY 82-I, LTD.
             (Exact name of Registrant as specified in its charter)

                     Texas                                    75-1825545
    --------------------------------------------         ---------------------
         (State or other jurisdiction of                     (I.R.S. Employer
          incorporation or organization)                 Identification Number)


5205 N. O'Connor Blvd., Suite 1400, Irving, Texas                75039
-------------------------------------------------            -------------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 82-I, LTD.

                                TABLE OF CONTENTS



                                                                        Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of September 30, 2001 and
               December 31, 2000.....................................    3

            Statements of Operations for the three and nine
              months ended September 30, 2001 and 2000...............    4

            Statement of Partners' Capital for the nine months
              ended September 30, 2001...............................    5

            Statements of Cash Flows for the nine months ended
              September 30, 2001 and 2000............................    6

            Notes to Financial Statements............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................    8


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K.........................   11

            Signatures...............................................   12

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.     Financial Statements
                                 BALANCE SHEETS

                                                     September 30,  December 31,
                                                         2001           2000
                                                     -----------    -----------
                                                     (Unaudited)
                 ASSETS

Current assets:
  Cash                                               $   143,941    $    57,728
  Accounts receivable - oil and gas sales                 60,695        109,719
                                                      ----------     ----------
         Total current assets                            204,636        167,447
                                                      ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method                 9,901,101      9,901,101
Accumulated depletion                                 (9,633,702)    (9,613,644)
                                                      ----------     ----------
         Net oil and gas properties                      267,399        287,457
                                                      ----------     ----------
                                                     $   472,035    $   454,904
                                                      ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                       $    28,340    $    13,712

Partners' capital:
  General partners                                       164,970        161,365
  Limited partners (4,891 interests)                     278,725        279,827
                                                      ----------     ----------
                                                         443,695        441,192
                                                      ----------     ----------
                                                     $   472,035    $   454,904
                                                      ==========     ==========



The financial information included as of September 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                  Three months ended        Nine months ended
                                     September 30,            September 30,
                               ----------------------    ----------------------
                                  2001         2000         2001         2000
                               ---------    ---------    ---------    ---------
Revenues:
   Oil and gas                 $ 151,803    $ 191,130    $ 573,649    $ 540,662
   Interest                          954        1,707        3,361        4,030
                                --------     --------     --------     --------
                                 152,757      192,837      577,010      544,692
                                --------     --------     --------     --------
Costs and expenses:
   Oil and gas production         94,767       93,508      292,217      276,533
   General and administrative      4,670        6,974       19,118       18,306
   Depletion                       7,341        4,107       20,058       20,219
                                --------     --------     --------     --------
                                 106,778      104,589      331,393      315,058
                                --------     --------     --------     --------
Net income                     $  45,979    $  88,248    $ 245,617    $ 229,634
                                ========     ========     ========     ========
Allocation of net income:
   General partners            $  12,596    $  22,678    $  64,158    $  60,441
                                ========     ========     ========     ========
   Limited partners            $  33,383    $  65,570    $ 181,459    $ 169,193
                                ========     ========     ========     ========
Net income per limited
   partnership interest        $    6.82    $   13.40    $   37.10    $   34.59
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

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                      General       Limited
                                      partners      partners       Total
                                      ---------    ----------    ----------


Balance at January 1, 2001            $ 161,365    $  279,827    $  441,192

    Distributions                       (60,553)     (182,561)     (243,114)

    Net income                           64,158       181,459       245,617
                                       --------     ---------     ---------

Balance at September 30, 2001         $ 164,970    $  278,725    $  443,695
                                       ========     =========     =========





         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Nine months ended
                                                             September 30,
                                                       ------------------------
                                                          2001          2000
                                                       ----------    ----------
Cash flows from operating activities:
   Net income                                          $  245,617    $  229,634
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depletion                                          20,058        20,219
   Changes in assets and liabilities:
        Accounts receivable                                49,024       (30,085)
        Accounts payable                                   14,628         7,967
                                                        ---------     ---------
           Net cash provided by operating activities      329,327       227,735
                                                        ---------     ---------
Cash flows used in investing activities:
   Additions to oil and gas properties                        -          (5,746)

Cash flows used in financing activities:
   Cash distributions to partners                        (243,114)     (243,035)
                                                        ---------     ---------
Net increase (decrease) in cash                            86,213       (21,046)
Cash at beginning of period                                57,728        61,558
                                                        ---------     ---------
Cash at end of period                                  $  143,941    $   40,512
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

                           PARKER & PARSLEY 82-I, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 82-I, Ltd. (the "Partnership") is a limited partnership organized in 1982 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 2000 financial statements to conform to the September 30, 2001 financial statement presentations.

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

Note 3.     Proposal to acquire Partnership

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed materials to the limited partners of the Partnership soliciting their approval of an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and the Partnership. Pioneer has valued the Partnership interest at $1,292,805 of which $882,252 is attributable to the limited partners, excluding Pioneer USA in its capacity as a general partner or a limited partner. If a majority of the limited partners approve the transaction, each limited partner will receive their proportionate share of the value in the form of Pioneer common stock.

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations (1)

Results of Operations

Nine months ended September 30, 2001 compared with nine months ended September
 30, 2000

Revenues:

The Partnership's oil and gas revenues increased 6% to $573,649 for the nine months ended September 30, 2001 as compared to $540,662 for the same period in 2000. The increase in revenues resulted from higher average prices received for gas and natural gas liquids ("NGLs"), offset by lower average prices received for oil and a decrease in production. For the nine months ended September 30, 2001, 13,049 barrels of oil, 3,835 barrels of NGLs and 39,037 mcf of gas were sold, or 23,390 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 2000, 12,935 barrels of oil, 5,029 barrels of NGLs and 35,584 mcf of gas were sold, or 23,895 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $1.03, or 4%, from $28.34 for the nine months ended September 30, 2000 to $27.31 for the same period in 2001. The average price received per barrel of NGLs increased $.92, or 7%, from $13.72 during the nine months ended September 30, 2000 to $14.64 for the same period in 2001. The average price received per mcf of gas increased 40% from $2.95 during the nine months ended September 30, 2000 to $4.13 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2001.

Costs and Expenses:

Total costs and expenses increased to $331,393 for the nine months ended September 30, 2001 as compared to $315,058 for the same period in 2000, an increase of $16,335, or 5%. This increase was due to increases in production costs and general and administrative expenses ("G&A"), offset by a decline in depletion.

Production costs were $292,217 for the nine months ended September 30, 2001 and $276,533 for the same period in 2000 resulting in a $15,684 increase, or 6%. This increase was primarily due to higher ad valorem taxes, additional well maintenance costs incurred to stimulate well production and higher production taxes associated with higher revenue prices.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased 4% from $18,306 for the nine months ended September 30, 2000 to $19,118 for the same period in 2001 primarily due to a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $20,058 for the nine months ended September 30, 2001 as compared to $20,219 for the same period in 2000, a decrease of $161, or 1%.

Three months ended September 30, 2001 compared with three months ended September
 30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 21% to $151,803 for the three months ended September 30, 2001 as compared to $191,130 for the same period in 2000. The decrease in revenues resulted from lower average prices received and a decline in production. For the three months ended September 30, 2001, 4,005 barrels of oil, 1,491 barrels of NGLs and 11,206 mcf of gas were sold, or 7,364 BOEs. For the three months ended September 30, 2000, 4,072 barrels of oil, 1,737 barrels of NGLs and 12,327 mcf of gas were sold, or 7,864 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $3.77, or 12%, from $30.26 for the three months ended September 30, 2000 to $26.49 for the same period in 2001. The average price received per barrel of NGLs decreased $3.20, or 22%, from $14.80 during the three months ended September 30, 2000 to $11.60 for the same period in 2001. The average price received per mcf of gas decreased 26% from $3.42 during the three months ended September 30, 2000 to $2.54 for the same period in 2001.

Costs and Expenses:

Total costs and expenses increased to $106,778 for the three months ended September 30, 2001 as compared to $104,589 for the same period in 2000, an increase of $2,189, or 2%. This increase was due to increases in depletion and production costs, offset by a decrease in G&A.

Production costs were $94,767 for the three months ended September 30, 2001 and $93,508 for the same period in 2000 resulting in a $1,259 increase, or 1%. The increase was primarily due to a higher ad valorem taxes, offset by a decline in well maintenance costs and lower production taxes associated with lower oil and gas prices.

During this period, G&A decreased 33% from $6,974 for the three months ended September 30, 2000 to $4,670 for the same period in 2001, primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

Depletion was $7,341 for the three months ended September 30, 2001 as compared to $4,107 for the same period in 2000, representing an increase of $3,234, or 79%. This increase was attributable to a decrease in proved reserves as a result of lower commodity prices for the three months ended September 30, 2001 as compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $101,592 during the nine months ended September 30, 2001 from the same period ended September 30, 2000. This increase was due to an increase in oil and gas sales receipts of $32,318 and a reduction of $85,770 in working capital, offset by increases in production costs of $15,684 and G&A expenses of $812. The increase in oil and gas receipts resulted from increases in gas and NGL prices during 2001 which contributed an additional $46,447 to oil and gas receipts, offset by a decrease of $14,017 in oil prices and a decline in production of $112 during 2001 as compared to the same period in 2000. The increase in production costs was primarily due to higher ad valorem taxes, additional well maintenance costs incurred to stimulate well production and increased production taxes associated with higher revenue prices. The increase in G&A was primarily due to a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Net Cash Used in Investing Activities

The Partnership's principal investing activities during the nine months ended September 30, 2000 were related to upgrades of oil and gas equipment on active properties.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2001, cash distributions to the partners were $243,114, of which $60,553 was distributed to the general partners and $182,561 to the limited partners. For the same period ended September 30, 2000, cash distributions to the partners were $243,035, of which $61,165 was distributed to the general partners and $181,870 to the limited partners.

During 2001, the Partnership made distributions in March and July but no distributions were made by the Partnership during September pending the vote of the proposed merger of the Partnership into Pioneer Natural Resources USA, Inc. ("Pioneer USA"). For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed definitive materials (the "proxy statement/prospectus") to solicit the approval of limited partners of 46 Parker & Parsley limited partnerships, including the Partnership, of an agreement and plan of merger among Pioneer, Pioneer USA, a wholly-owned subsidiary of Pioneer, and those limited partnerships. The special meetings of the limited partners to consider and vote on the merger proposal are scheduled for December 20, 2001. The record date to identify the limited partners who are entitled to notice of and to vote at the special meetings was September 21, 2001. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA. As a result, the partnership interests of those partnerships will be converted into the right to receive Pioneer common stock.

The proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each partnership.

A copy of the proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.


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

                                           PARKER & PARSLEY 82-I, LTD.

                                  By:      Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner




Dated:  November 8, 2001         By:      /s/ Rich Dealy
                                           -----------------------------------
                                           Rich Dealy, Vice President and
                                             Chief Accounting Officer